Form 10-K
period 2013-05-31
NEF Enterprises, Inc.
filed 2013-08-29
CIK 1530981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-186478

NEF ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1221758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13809 SW 21st Terrace, Miami, FL	33175
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (305) 487-3717

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2012, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

4,662,500 as of August 23, 2013

DOCUMENTS INCORPORATED BY REFERENCE

None.

.

PART I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, this annual report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to “company,” “NEF,” “NEF Enterprises,” “we,” “us” or “our” mean NEF Enterprises, Inc. and its subsidiary through which we conduct our activities, unless otherwise indicated.

Item 1.      Business

Business Development

NEF Enterprises, Inc. was incorporated in the State of Nevada on July 11, 2011, as New Era Filing Services, Inc.  The Company changed its name to NEF Enterprises, Inc. on October 4, 2011.  NEF Enterprises incorporated a wholly owned subsidiary in the State of Florida on September 28, 2011, called New Era Filing Services, Inc. which changed its name to PubCo Reporting Services, Inc. on November 26, 2012.  Our fiscal year end is May 31.  The company's administrative address is 13809 SW 21st Terrace, Miami, FL 33175. The telephone number is 305-487-3717.  Our mailing address is 6800 SW 40th St #213, Miami, FL  33155.

NEF Enterprises, Inc. has revenues of $95,347 and had a net loss of $11,532 for the period since inception (July 11, 2011) to May 31, 2013, and had $12,331 of cash on hand at May 31, 2013.  In addition to nominal revenues, we have relied upon the sale of our securities to our corporate officers and directors and to unrelated shareholders.

NEF Enterprises has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.  NEF Enterprises, its directors, officers, affiliates and promoters, have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Principal Products, Services and Their Markets

Through our 100% wholly-owned subsidiary, PubCo Reporting Services, Inc., we operate as a filing agent offering both EDGAR and XBRL services for filing and uploading on the U.S. SEC (Securities and Exchange Commission).  We also offer SEDAR services for filing and uploading with the Canadian Securities Administrator’s (CSA) website (www.sedar.com). The Company also provides accounting and reporting services.

EDGAR is the Electronic Data Gathering, Analysis, and Retrieval system of the U.S. Securities and Exchange Commission (SEC).  The system is used by public companies to transmit required filings, such as quarterly reports, annual reports, and ongoing disclosure obligations.   XBRL (eXtensible Business Reporting Language) is an XML based standard for tagging and organizing business data. It allows what was once “a mountain of paperwork” to become an organized searchable database that can be used for information modeling and business reporting.  SEDAR is the System for Electronic Document Analysis and Retrieval, the electronic filing system for the disclosure documents of public companies and investment funds across Canada.

The scope of work Pubco Reporting provides as a full-service filing agent includes:

•         Filing for EDGAR access codes.

•         Section 16 ownership reports.

•         Form D filings.

•         Conversion of documents to EDGAR acceptable format.

•         EDGAR profile updates.

•         Live EDGAR filing transmission.

•         XBRL financial statement and detailed footnotes mapping.

•         Live SEDAR filing transmission.

PubCo Reporting Services utilizes 3rd party software to deliver its EDGAR, XBRL, and SEDAR services to its clients.

The Company’s target demographic is smaller reporting companies.   We will continue to reach our target market through our rebranding efforts from New Era Filing Services, Inc. to PubCo Reporting Services, Inc., and through the utilization of social media sites such as Facebook, Twitter, and LinkedIn.  We will also subscribe and become members of industry related organizations and continue to network with auditors and law firms that may have clients requiring our services.

Status of Publicly Announced New Products or Services

NEF Enterprises currently has no new publicly announced products or services.

Competitive Business Conditions and Strategy; NEF Enterprises’ Position in the Industry

NEF Enterprises intends to establish itself as a competitive company in the already existing realm of SEC EDGAR and XBRL filing agents.  NEF Enterprises’ main competitors are firms offering similar services. There are a number of companies and individuals that offer EDGAR and XBRL services.  Companies providing similar services include but are not limited to: Newsfile Corp., PublicEase, SEC Compliance, Inc. and law firms offering SEC EDGAR filing services.

Talent Sources and Names of Principal Suppliers

NEF Enterprises uses 3rd party software to deliver its services.  As we continue to grow we will seek the services of new qualified staff members or outside contractors.

Dependence on one or a few major customers

NEF Enterprises targets smaller reporting public companies required to file with the SEC.  Currently we have only a limited number of customers.  We are dependent on maintaining and finding enough clients that fit this profile in order to remain profitable and to succeed.

Patents, Trademarks, Licenses, Agreements or Contracts

There is no aspect of our business plan which requires a patent or trademark.  We have entered into an agreement with a software vendor for EDGAR conversion software whereby we pay an annual service and maintenance agreement.   We have also entered into a license agreement with a separate software vendor for XBRL software whereby we pay an annual user fee plus a fee per XBRL filing.

Governmental Controls, Approval and Licensing Requirements

We are not currently subject to direct federal, state or local regulation other than the requirement to have a business license for the areas in which we conduct business.  However, the Company may be subject to certain regulations in the future, as indicated herein and in the Risk Factors section below.

Research and Development Activities and Costs

We have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Number of Employees

NEF Enterprises has no employees.  The officers and directors are currently donating their time to the development of the company, and intend to do whatever work is necessary in order to bring us to the point of earning revenues.  We have no other employees, and do not foresee hiring any additional employees in the near future.  Due to the fact that our officers and directors have limited business experience with EDGAR and XBRL reporting we have engaged independent contractors to prepare our XBRL and EDGAR conversion services.  We are dependent upon these independent contractors for our business to be successful.

Reports to Security Holders

We are required to file quarterly, annual and current reports, proxy statements and other information with the Securities and Exchange Commission pursuant to Section 12(b) or (g) of the Exchange Act.  The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Company files its reports electronically with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.  Risk Factors

Risks Associated With NEF Enterprises, Inc.:

Our independent auditors have issued an audit opinion for NEF Enterprises which includes a statement describing our going concern status.  Our financial status creates a doubt whether we will continue as a going concern.

As described in Note 3 of our accompanying financial statements, our auditors have issued a going concern opinion regarding the Company.  This means there is substantial doubt we can continue as an ongoing business for the next twelve months.  The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business.  As such, we may have to cease operations and investors could lose part or all of their investment in the Company.

We lack an operating history and have minimal profits which we expect to continue into the future.  There is no assurance our future operations will result in continued profitable revenues.  If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on July 11, 2011, we have not fully developed our proposed business operations and only realized revenues of $95,347.  We do not have a sufficient operating history upon which an evaluation of our future success or failure can be made.  Our net loss since inception to May 31, 2013, was $11,532 of which approximately $30,000 is for professional fees in connection with our recent Offering.  Our ability to maintain profitability and positive cash flow is dependent upon:

•         Our ability to attract new customers who will buy our services,

•         Our ability to generate sufficient revenue through the sale of our services.

Based upon current plans, we expect to incur minimal operating profits or losses in future periods because we will be incurring expenses that may exceed revenues.  We cannot guarantee that we will be successful in generating sufficient revenues in the future.  In the event the Company is unable to generate sufficient revenues, it may be required to seek additional funding.  Such funding may not be available, or may not be available on terms which are beneficial and/or acceptable to the Company.  In the event the Company cannot generate sufficient revenues and/or secure additional financing, the Company may be forced to cease operations and investors will likely lose some or all of their investment in the Company.

Because our officers and directors have limited experience in EDGAR and XBRL reporting, we are dependent on consultants to provide our services to our customers, therefore; our business has a higher risk of failure.

Our officers and directors have limited business experience with EDGAR and XBRL reporting.  We rely on outside consultants to provide our services to our customers.  Consequently, management’s decisions and choices may not be well thought out, and we may be unable to contract adequately experienced personal to assist in product development, and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

We have minimal clients or customers and even if we obtain more clients or customers, there is no assurance that we will make a profit.

We have minimal clients or customers.  If we are unable to attract enough customers/clients to purchase services (and any products we may develop or sell) it will have a negative effect on our ability to continue to generate sufficient revenue from which we can operate or expand our business.  The lack of sufficient revenues will have a negative effect on the ability of the Company to continue operations and it could force the Company to cease operations.

Some of our competitors have significantly greater financial and marketing resources than do we.

Some of our competitors have significantly greater financial and marketing resources than do we. There are no assurances that our efforts to compete in the marketplace will be successful.

We are dependent upon our current officers.

We currently are managed by two officers and we are entirely dependent upon them in order to conduct our operations.  If they should resign or die, there will be no one to run NEF Enterprises, Inc., and the company has no Key Man insurance.  If our current officers are no longer able to serve as such and we are unable to find other persons to replace them, it will have a negative effect on our ability to continue active business operations and could result in investors losing some or all of their investment in the Company.

Our business mode requires the use of outside personnel and licensing of 3rd party software, which may not be available when needed.

The Company seeks to grow its business in EDGAR and XBRL services, while maintaining a low cost of operations.  The Company will not retain any employees other than our officers, and instead contract a core group of independent contractors on an as needed basis and utilize 3rd party software.  If we are unable to maintain the required talent or if one of our software vendors should no longer offer its services or cease to exist, it may have a negative effect on our ability to grow our business plan.  In such an event, we may be required to change our business plan or curtail or delay implementation of some, or all, of our business plan.

Our controlling stockholders have significant influence over the Company.

As of August 15, 2013, Christopher Ellerbeck, the Company’s Chief Executive Officer and Roldis Estevez, the Company’s Secretary, combined, own 55.8% of the outstanding common stock.  As a result, Messrs. Ellerbeck and Estevez possess significant influence over our affairs.  Because of their stock ownership and as the only two members of our Board of Directors, it may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially and adversely affect the market price of our common stock.

Two investors hold a controlling interest in our stock. As a result, the ability of minority shareholders to influence our affairs is extremely limited.

Two investors, our President and Secretary, own a controlling interest in our outstanding common stock on a primary basis.  As a result, they have the ability to control all matters submitted to the stockholders of NEF Enterprises for approval (including the election and removal of directors).  A significant change to the composition of our Board could lead to a change in management and our business plan. Any such transition could lead to, among other things, a decline in service levels, disruption in our operations and departures of key personnel, which could in turn harm our business.

Moreover, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could materially and adversely affect the market price of the common stock.

Minority shareholders of NEF Enterprises will be unable to affect the outcome of stockholder voting as long as Messrs. Ellerbeck and Estevez retain a controlling interest.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president over operations and business decisions.

We have only two directors, who are our principal executive officer and secretary. Accordingly, we cannot establish Board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of Board members is decided in favor of the chairman, which gives him significant control over all corporate issues, including all major decisions on operations and corporate matters such as approving business combinations.

Until we have a larger Board of Directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

In connection with the XBRL and EDGAR conversion services that we offer, we are made aware of information regarding our clients prior to it becoming public. If we fail to keep this information confidential, our business and reputation could be significantly and adversely affected.

Part of our business involves the conversion of materials to XBRL and EDGAR format for filing with the SEC before the information contained in the materials is made public. As such, we are frequently in possession of confidential information and documentation regarding our clients before it is made public. Securities laws and regulations in the US and elsewhere contain penalties for the misuse of material nonpublic information of the type we often possess, and violation of these laws and regulations could result in civil and criminal penalties. If we do not keep this information confidential, or misuse it in violation of the aforementioned laws and regulations, we could be subject to civil claims by our clients or other third parties or criminal investigations by appropriate authorities. We could also damage our relationships with existing clients or harm our ability to attract new clients.

Future delays or changes to the SEC mandate may impact the growth of our XBRL filings business.

Revenues generated from our XBRL filings business are based on a number of factors, including the SEC mandate requiring public reporting companies to tag their financial statements in XBRL. If the SEC changes the mandate as it now stands, our revenue opportunity could be significantly restricted. Such a restriction would have a materially negative impact on our revenues and financial results.

We could face liability and other costs relating to our storage and use of personal information about our users.

Users provide us with personal information, including credit card information, which we do not share without the user’s consent. Despite this policy of obtaining consent, however, if third persons were able to penetrate our network security or otherwise misappropriate our users’ personal or credit card information, we could be subject to liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, and misuses of personal information, such as for unauthorized marketing purposes. Privacy legislation adopted in several states may further increase this type of liability. Furthermore, we could incur additional expenses if additional regulations regarding the use of personal information were introduced or if federal or state agencies were to investigate our privacy practices.

Risks Associated with Our Common Stock

Our shares are defined as "penny stock", the rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

Our shares are defined as a “penny stock” under the Securities and Exchange Act of 1934, and rules of the Commission.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you have purchased.

Market for penny stock has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•         Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•         Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•         Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

•         Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and,

•         The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

Due to the lack of a trading market for our securities, you may have difficulty selling your shares.

There currently is no public trading market for our common stock.  Therefore there is no central place, such as a stock exchange or electronic trading system, to resell your shares.  If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.  We have contacted a market maker to file an application on our behalf to have our common stock listed for quotation on the Over-the- Counter Bulletin Board (OTCBB).  The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities.  The OTCBB is not an issuer listing service, market or exchange.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority.  Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.  We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale.  As of the date of this filing, there have been no discussions or understandings between NEF Enterprises or anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities.

The lack of a public trading market for our shares may have a negative effect on your ability to sell your shares in the future and it also may have a negative effect on the price, if any, for which you may be able to sell your shares.  As a result an investment in the Shares may be illiquid in nature and investors could lose some or all of their investment in the Company.

Our financial statements may not be comparable to those of companies that comply with new or revised accounting standards.

We have elected to take advantage of the benefits of the extended transition period that Section 107 of the JOBS Act provides an emerging growth company, as provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our status as an “emerging growth company” under the JOBS Act OF 2012 may make it more difficult to raise capital when we need to do it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We will not be required to comply with certain provisions of the Sarbanes-Oxley Act for as long as we remain an “emerging growth company.”

We are not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Upon becoming a public company, We are required to comply with certain of rules relating to Sections 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made in our internal control procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As an “emerging growth company” under the jumpstart our business startups act (JOBS), we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•         have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•         comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•         submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and

•         disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will remain an emerging growth company for up to five full fiscal years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any January 31 before that time, we would cease to be an emerging growth company as of the following July 31, or if our annual revenues exceed $1 billion, we would cease to be an emerging growth  company the following fiscal year, or if we issue more than $1 billion in  non-convertible debt in a three-year period, we would cease to be an emerging growth company immediately.

Notwithstanding the above, we are also currently a "smaller reporting company," meaning that we are not an investment company, an asset-backed issuer, nor a majority-owned subsidiary of a parent company that is not a smaller reporting company, and has a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year.  If we are still considered a "smaller reporting company" at such time as we cease to be an "emerging growth company," we will be subject to increased disclosure requirements.  However, the disclosure requirements will still be less than they would be if we were not considered either an "emerging growth company" or a "smaller reporting company."  Specifically, similar to "emerging growth companies", "smaller reporting companies" are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in its SEC filings due to its status as an "emerging growth company" or "smaller reporting company" may make it harder for investors to analyze the Company's results of operations and financial prospects.

We will incur ongoing costs and expenses for SEC reporting and compliance, without increased revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

Going forward, the Company will have ongoing SEC compliance and reporting obligations, estimated as approximately $20,000 annually.  Such ongoing obligations will require the Company to expend additional amounts on compliance, legal and auditing costs.  In order for us to remain in compliance, we will require increased revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.  If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all.

Our officers and directors own 55.8% of the outstanding shares of our common stock.  If they choose to sell their shares in the future, it might have an adverse effect on the price of our stock.

Due to the controlling amount of their share ownership in our Company, if our officers and directors decide to sell their shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution to the value of their stock.  Unless registered in the future, if our officers and directors decide to sell any of their common stock, they will be subject to Rule 144 under the 1933 Securities Act.  Rule 144 restricts the ability of a directors or officer (affiliate) to sell shares by limiting the sales of securities made under Rule 144 during any three-month period to the greater of: (1) 1% of the outstanding common stock of the issuer; or (2) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC.

Our directors and officers will control and make corporate decisions that may differ from those that might be made by the other shareholders.

Due to the controlling amount of their share ownership in our Company, our directors will have a significant influence in determining the outcome of all corporate transactions, including the power to prevent or cause a change in control.  Their interests may differ from the interests of other stockholders, and thus result in corporate decisions that are disadvantageous to other shareholders.

We Are Unlikely To Pay Dividends

To date, we have not paid dividends on our common stock, nor do we intend to pay dividends in the foreseeable future, even if we become profitable.  Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to stockholders.  Investors will likely need to rely on an increase in the price of Company stock to profit from his or her investment.  There are no guarantees that any market for our common stock will ever develop or that the price of our stock will ever increase.

Since we are not in a financial position to pay dividends on our common stock, and future dividends are not presently being contemplated, investors are advised that return on investment in our common stock is restricted to an appreciation in the share price.  The potential or likelihood of an increase in share price is questionable at best.

Item 1B.    Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.      Properties

NEF Enterprises’ principal business and corporate address is 13809 SW 21st Terrace, Miami, FL 33175; the telephone number is 305-487-3717.  The space is being provided by management on a rent free basis.  We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

NEF Enterprises does not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3.      Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not yet quoted on the OTC Bulletin Board (OTCBB).  Accordingly, there is no present market for our securities.

Holders

As of August 23, 2013, there were 29 stockholders of record and an aggregate of 4,662,500 shares of our common stock were issued and outstanding.   Of these common shares, 2,600,000 are restricted shares held by our 2 officers and directors and 2,062,500 common shares are issued in registered form to 27 unrelated investors.  The transfer agent of our company's common stock is Signature Stock Transfer Inc. at 2632 Coachlight Court, Plano, TX 75093.

Description of Securities

The authorized capital stock of our company consists of 100,000,000 of common stock, at $0.001 par value, and 10,000,000 shares of preferred stock, at $0.001 par value.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended May 31, 2013, that were not otherwise disclosed on our current reports on Form 8-K filed during the year ended May 31, 2013.

During July and August 2013 we sold 1,025,000 shares at $0.02 per share for total proceeds of $20,500 under our recent S-1 Registration Statement offering.  On August 15, 2013, the Company closed its Offering and will not sell any additional shares under the Prospectus.

Our use of proceeds from our prospectus offering will be allocated as follows:

Expenditure Item
Professional Fees	$ 5,000
Website	500
Advertising & Marketing	5,000
Training	5,000
New Services Development	2,500
Travel	2,500
Total	$ 20,500

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2013.

Item 6.      Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

We have generated revenues of $95,437 since inception (July 11, 2011) and have incurred $18,202 in Cost of Revenue and $88,677 in operating expenses through May 31, 2013.

The following table provides selected financial data about our company as of May 31, 2013 and 2012.

Balance Sheet Data:	May 31, 2013	May 31, 2012
Cash	$12,331	$769
Property, Plant and Equipment, Net	$3,290	$878
Total assets	$24,677	$9,008
Total liabilities	$2,459	$748
Stockholders’ equity	$22,218	$8,260

Our increase in cash of $11,562 can be attributed to increased revenues during the fourth quarter.  Our property, plant and equipment increased due to purchasing new computer equipment during the year ended May 31, 2013.  Our liabilities increased $1,711 due to increase in operating accounts payable and accrued liabilities.

The following summary of our results of operations, for the years ended May 31, 2013, period from inception (July 11, 2011) to May 31, 2012 and for the period from inception (July 11, 2011) to May 31, 2013, should be read in conjunction with our consolidated financial statements, as included in this Form 10-K.

	Year Ended May 31,	July 11, 2011 (Date of inception) through May 31,	July 11, 2011 (Date of inception) through May 31,
	2013	2012	2013
Revenue	$73,496	$21,851	$95,347
Cost of revenue	13,177	5,025	18,202
Gross profit	60,319	16,826	77,145
Operating Expenses
Selling, general and administrative	37,732	19,545	57,277
Depreciation and amortization	859	338	1,197
Professional fees	28,520	1,683	30,203
Total Operating expenses	67,111	21,566	88,677
Operating loss	(6,792)	(4,740)	(11,532)
Provision for income tax	-	-	-
Net Loss	$(6,792)	$(4,740)	$(11,532)

Revenue

Our revenues are derived from our EDGAR, XBRL, and Accounting services.  We earned revenues of $73,496 for the year ended May 31, 2013 compared to revenues of $21,851 for the period ended May 31, 2012.  Increased revenues for the year ended in 2013 can be attributed to our growing customer base due to the advertising and marketing initiatives we undertook during the year. Our customer base has increased by approximately 200% over the same period last year.

Gross profit

Gross profit is determined by subtracting our costs directly related to earning our revenue, which are our software licensing and contractor fees, from revenues generated. Our gross profit as a percentage of revenue was 82%, 77%, 81%, for the year ended May 31, 2013, period ended May 31, 2012, and from inception to May 31, 2013, respectively.  Our gross profit has been relatively stable, but this has been due to keeping our contractor and software licensing costs low to this point.  We expect the gross profit, as a percentage, to decrease as we rely more on contractors as a result of an increase in our customer base.

Expenses

Operating expenses for the year ended May 31, 2013, increased by $45,545 or 211% as compared to the comparative period in 2012.  The increase in expenses can be attributed to mainly increased professional fees, management fees, office and communication expenses as we had a full year of operations for 2013 and expanded operations significantly as compared to the period ended 2012. We paid $3,000 in management fees to our two officers during the year ended May 31, 2013 (no fees were paid in previous periods).  Our professional fees also increased from $1,683 to $ 28,520 for the comparable period ended May 31, 2012 due to legal and accounting fees related to our recent S-1 registration statement.

Plan of Operation

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital and/or generate sufficient revenues to pay for our expenses. Our only source for cash at this time is investments by others and our revenues.  We must raise cash or increase our revenues to stay in business. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities.

NEF Enterprises is a development stage company that has active operations, limited revenue, limited financial backing and limited assets.  We are an SEC EDGAR and XBRL and CSA SEDAR filing agent.  Our plan is to further develop and grow our operations.

During the next year of operations, the 12-month period from the date of this report, we will concentrate on applying to get out common stock listed on an Over-the-Counter Bulletin Board (OTCBB) and rebrand our subsidiary due to the recent name change to PubCo Reporting Services, Inc.  We will do the rebranding by further developing our new www.PubCoReporting.com website and social media links as well as create a new blog.  We will also create and develop our www.nefenterprises.com website for our corporate information.

We will continue development of our rebranding of our subsidiary from New Era Filing Services, Inc. to PubCo Reporting Services, Inc.  The content of the website utilizes SEO (Search Engine Optimization) to deliver our message to potential customers about our Company and our services as an SEC EDGAR and XBRL filing agent.   We will set aside a budget for targeted Google adwords as well as set up the following social media profiles:

•         Facebook

•         Twitter

•         Google Plus

•         YouTube

We expect the below rebranded websites to be completed and finalized in the next 3-months form the date of this report:

•         www.PubCoReporting.com

•         www.nefenterprises.com

Concurrently, we will also explore taking out advertisements in key trade magazines or other industry related websites.  We will focus our marketing on smaller reporting companies and auditors and lawyers of smaller reporting companies.

We will endeavor to proceed with our plan of operations by locating alternative sources of financing and growth of our business through revenues.  Although there are no written agreements in place, one form of alternative financing that may be available to us is self-financing through contributions from the officers and directors.  While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and NEF Enterprises.

During the next year of operations, our officers and directors will also provide their labor at nominal charge.  While there are no written employment agreements in place, we have tentatively agreed to pay them management fees, based on available funds.  We do not anticipate hiring any staff during the next 12 months of operation, and will rely on the services of our outside contractors to provide and deliver our services.

We are a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  We estimate that these accounting, legal and other professional costs would be a minimum of $20,000 in the next year and will be higher, in the following years, if our business volume and activity increases.  Increased business activity could greatly increase our professional fees for reporting requirements, and this could have a significant impact on future operating costs.  The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will be dependent upon whether we can sustain and/or increase our sales revenue.

We have no plans to undertake any product research and development during the next 12 months.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and generated limited revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in our rebranding efforts, and possible cost overruns due to the price and cost increases in supplies and services.

At present, we only have enough cash on hand to cover costs associated with running our operations.

Liquidity and Capital Resources

To meet our need for cash we raised money from our recent Offering.  On February 6, 2013, the Company filed a Prospectus as part of its Registration Statement on Form S-1 which the Company sought to raise $60,000 under the Offering.  On August 15, 2013, the Company closed its Offering and will not sell any additional shares under this Prospectus.  The Company sold 1,025,000 shares under the Prospectus, raising a total of $20,500.

We received our initial funding of $13,000 through the sale of common stock to Christopher Ellerbeck, who purchased 200,000 and 1,400,000 shares of common stock at $0.005 on July 14, 2011 and May 31, 2012 respectively; and, Roldis Estevez, who purchased 1,000,000 shares of common stock on May 31, 2012 at $0.005.  Our financial statements from inception (July 11, 2011) through the period ended May 31, 2013, reported revenues of $95,347 and a net loss of $11,532.

Currently we do not have sufficient capital to fund our business development for the next 12 months.  We feel we do have enough funds to cover our professional fees for the next 12 months.

Our directors have verbally agreed to advance funds, on an as-needed basis, to assist in start-up operations, including expenses associated with our current offering, and to continue limited operations if sufficient funds are not raised in our offering. The directors both proposed the verbal commitment to loan in order to ensure that our company would be able to continue its operations in the event sufficient funds are not raised in our offering.  While they have agreed to advance the funds, the agreement is verbal.  Because there is no written agreement to loan funds and the verbal agreement may be withdrawn at any time, the verbal agreement is unenforceable.  To date, none of our officers and directors, have advanced funds to our company.

Working Capital

	As at May 31,
	2013	2012
Current Assets	$21,387	$8,130
Current Liabilities	$2,459	$748
Working Capital	$18,928	$7,382

Cash Flows

	Year Ended May 31, 2013	Period From Inception (July 11, 2011) to May 31, 2013
Cash Flows used in Operating Activities	$(5,916)	$(11,015)
Cash Flows used in Investing Activities	$(3,272)	(1,216)
Cash Flows from Financing Activities	$20,750	$13,000
Net Increase in Cash During Period	$11,562	$769

As at May 31, 2013, our company’s cash balance was $12,331 compared to $769 as at May 31, 2012 and our total assets were $24,677 compared with $9,008 as at May 31, 2012. The increase in cash and total assets was primarily due an increase in our operations for a full year ended May 31, 2013 as compared to the period ended May 31, 2012.

As at May 31, 2013, our company had total liabilities of $2,459 compared with total liabilities of $748 as at May 31, 2012.

As at May 31, 2013, our company had a working capital of $18,928 compared with a working capital of $7,382 as at May 31, 2012. The increase in working capital was primarily attributed to an expansion of our business for the year ended May 31, 2013, resulting in higher cash and accounts receivable balances as compared to 2012.

Cash Flow from Operating Activities

During the year ended May 31, 2013, our company used $5,916 in cash from operating activities compared to the use of $11,015 of cash for operating activities during the period ended May 31, 2012. The decrease in cash used for operating activities was attributed to changes in operating assets and liabilities through normal operations of the Company.

Cash Flow from Investing Activities

During the year ended May 31, 2013, our company used $3,272 cash for investing activities compared to cash used in investing activities of $1,216 during the period ended May 31, 2012.

Cash Flow from Financing Activities

During the year ended May 31, 2013, our company received $20,750 in cash in financing activities primarily from proceeds from the issuance of common shares compared to cash provided by financing activities of $13,000 for the period ended May 31, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Application of Significant Accounting Policies

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to our company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on our company's present or future consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

NEF Enterprises, Inc.

(A Development Stage Company)

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION ON JULY 11, 2011 TO MAY 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

NEF Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of NEF Enterprises, Inc. (the Company) as of May 31, 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the cumulative period from July 11, 2012 (date of inception) through May 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NEF Enterprises, Inc., as of May 31, 2013 and the results of their operations and cash flows for the years then ended and for the cumulative period from July 11, 2012 (date of inception) through May 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had accumulated losses of $11,532 for the period from inception (July 11, 2012) through May 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 28, 2013

NEF Enterprises, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	May 31, 2013	May 31, 2012
ASSETS
Current Assets
Cash	$12,331	$769
Deposits and prepaid expenses	326	2,013
Accounts receivable, net of allowance of $5,000 and $0, respectively	8,730	5,348
Total Current Assets	21,387	8,130
Long-Term Assets
Property, Plant and Equipment, net of accumulated depreciation of $1,197 and $338, respectively	3,290	878

Total Assets	$24,677	$9,008

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$2,459	$123
Deferred revenue	-	625
Total Current Liabilities	2,459	748

Total Liabilities	2,459	748

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 3,637,500 and 2,600,000 shares issued and outstanding, respectively	3,638	2,600
Additional paid-in capital	30,112	10,400
Deficit accumulated during the development stage	(11,532)	(4,740)
Total Stockholders’ Equity	22,218	8,260

Total Liabilities and Stockholders’ Equity	$24,677	$9,008

The notes are an integral part of these consolidated financial statemen

NEF Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended May 31,	For the Period from Inception (July 11, 2011) to May 31,	Cumulative from Inception (July 11, 2011) to May 31,
	2013	2012	2013

Revenue	$73,496	$21,851	$95,347
Cost of revenue	13,177	5,025	18,202
Gross profit	60,319	16,826	77,145

Operating Expenses:

Selling, general and administrative

	37,732	19,545	57,277

Depreciation and amortization

	859	338	1,197

Professional fees

	28,520	1,683	30,203
Total operating expenses	67,111	21,566	88,677

Operating loss	(6,792)	(4,740)	(11,532)
Provision for income taxes	-	-	-
Net loss	$(6,792)	$(4,740)	$(11,532)

Basic and Diluted Loss Per Common Share

	$(0.00)	$(0.03)

Basic and Diluted Weighted Average Number Of Common Shares Outstanding

	3,046,507	182,561

The notes are an integral part of these consolidated financial statements.

NEF Enterprises, Inc.

(A Development Company)

Consolidated Statement of Stockholders’ Equity

For the Period from Inception (July 11, 2011) to May 31, 2013

	Common Shares		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance- July 11, 2011 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share	2,600,000	2,600	10,400	-	13,000
Loss for the period	-	-	-	(4,740)	(4,740)

Balance – May 31, 2012	2,600,000	2,600	10,400	(4,740)	8,260
Common shares issued for cash at $0.02 per share	1,037,500	1,038	19,712	-	20,750
Loss for the year	-	-	-	(6,792)	(6,792)
Balance – May 31, 2013	3,637,500	$3,638	$30,112	$(11,532)	$22,218

The notes are an integral part of these consolidated financial statements.

NEF Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended May 31,	For the Period From Inception (July 11, 2011) to May 31,	For the Period From Inception (July 11, 2011) to May 31,
	2013	2012	2013
Cash Flows from Operating Activities:
Net loss	$(6,792)	$(4,740)	$(11,532)
Adjustments to reconcile net income to net cash provided by operations:
Allowance for doubtful accounts	5,000	-	5,000
Depreciation and amortization	859	338	1,197
Changes in assets and liabilities:
Accounts receivable	(8,382)	(5,348)	(13,730)
Deposits and prepaid expenses	1,688	(2,013)	(325)
Accounts payable and accrued expenses	2,336	123	2,459
Deferred revenue	(625)	625	-
Net cash used by operating activities	(5,916)	(11,015)	(16,931)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,272)	(1,216)	(4,488)
Net cash used by investing activities	(3,272)	(1,216)	(4,488)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	20,750	13,000	33,750
Net cash provided by financing activities	20,750	13,000	33,750

Net increase in cash	11,562	769	12,331

Cash at beginning of period	769	-	-

Cash end of period	$12,331	$769	$12,331

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The notes are an integral part of these consolidated financial statements.

NEF Enterprises, Inc.

(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

May 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

NEF Enterprises, Inc. (the “Company”) was incorporated in the State of Nevada on July 11, 2011.  The Company was originally incorporated as New Era Filing Services Inc. and changed its name to NEF Enterprises, Inc. on October 4, 2011.  The Company incorporated a wholly-owned subsidiary, PubCo Reporting Services, Inc., formerly known as New Era Filing Services, Inc., in Florida on September 28, 2011.

The Company is a development stage company that offers Securities Exchange Commission (“SEC”) compliance filing services, through its wholly-owned subsidiary.  Our clients are companies and individuals with SEC reporting requirements.

Development Stage Company

The Company is considered to be in the development stage as defined in FASB Accounting Standards Codification™ ("ASC") 915 “Development Stage Entities.”  The Company is devoting substantially all of its efforts to development of business plans.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PubCo Reporting Services, Inc. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).  These audited financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $12,331 and $769 in cash and cash equivalents at May 31, 2013 and 2012, respectively.

Concentrations of Credit Risks

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Property, Plant and Equipment

Computer equipment is stated at cost, net of accumulated depreciation. Depreciation on computer equipment is computed using the straight-line method over the estimated useful lives of the equipment, generally three years. Depreciation begins in the month of acquisition.

Accounts Receivable

Accounts receivable consist of charges for service provided to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, a $5,000 and $0 allowance for doubtful accounts was recorded at May 31, 2013 and 2012, respectively.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $3,690 and $1,003 for the years ended May 31, 2013 and 2012, respectively.

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 605, “Revenue Recognition.”  Revenue consists of SEC compliance services; focusing on corporate and individual reporting requirements. Sales income is recognized only when all of the following criteria have been met:

i)         Persuasive evidence for an agreement exists;

ii)        Service has been provided;

iii)       The fee is fixed or determinable; and

iv)       Collection is reasonably assured.

Loss per Share

The Company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had a net loss of $6,792 and used cash in operating activities of $5,916 for the year ended May 31, 2013.  The Company had working capital, stockholders’ equity, and accumulated deficit of $18,928, $22,218 and $11,532, respectively, at May 31, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	May 31, 2013	May 31, 2012
Computer equipment	$4,487	$1,216
Less: accumulated depreciation	(1,197)	(338)
Computer equipment, net	$3,290	$878

Depreciation expense was $859 and $338 for the year ended May 31, 2013 and period ended May 31, 2012, respectively.

NOTE 5 - INCOME TAXES

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. FASB Accounting Standards Codification™ ("ASC") requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse.  ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	May 31, 2013		May 31, 2012
Income tax expense at statutory rate	$(2,309)		$(1,612))
Change in valuation allowance	2,309		1,612
Income tax expense per books	$-	$	-)

Net deferred tax liabilities consist of the following components as of:

	May 31, 2013	May 31, 2012
NOL carryover	$3,921	$1,612
Valuation allowance	(3,921)	(1,612)
Net deferred tax liability	$-	$-

NOTE 6 – SHAREHOLDER’S EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 10,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

Since inception (July 11, 2011) to May 31, 2013, the company has issued a total of 3,637,500 common shares for $33,750 cash, as follows:

•         On July 14, 2011, the Company issued to an officer and director 200,000 shares at $0.005 per share for $1,000 cash.

•         On May 31, 2012, the Company issued to officers and directors 2,400,000 shares at $0.005 per share for $12,000 cash.

•         During November 2012 to January 2013, the Company issued to unaffiliated investors 1,037,500 shares at $0.02 per share for $20,750 cash.

Preferred Share Issuances

There were no preferred shares issued from inception (July 11, 2011) to the period ended May 31, 2013.

NOTE 7 – SUBSEQUENT EVENTS

On August 9, 2013, the Company issued to unaffiliated investors 1,025,000 shares of common stock at $0.02 per share for $20,500 cash under its current prospectus offering.

On August 15, 2013, the Company closed the Offering under the Prospectus dated May 17, 2013.  No further shares shall be sold under the Prospectus by the Company.

The Company has evaluated subsequent events for potential disclosure or recognition to the date of the consolidated financial statements and believes all subsequent events are properly disclosed.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were not effective and that material weaknesses described below exists in our internal control over financial reporting based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer also acting as chief financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management concluded that as of May 31, 2013, that our internal controls over financial reporting were not effective and that a material weakness exists in our internal control over financial reporting.  The material weakness consists of controls associated with segregation of duties.  To address the material weakness we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding this material weakness, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to an exemption provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Christopher Ellerbeck	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	36	July 13, 2011
Roldis Estevez	Secretary and Director	32	June 1, 2012

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Christopher Ellerbeck – President, Chief Executive Officer, Secretary, Treasurer and Director

Christopher Ellerbeck has held the positions of Director since July 13, 2011 and of president, CEO, CFO, treasurer, since July 14, 2011.  He held the position of secretary from July 14, 2011 until June 1, 2012.

For the past 14 years Christopher Ellerbeck has been developing award winning websites and intuitive application interfaces. With knowledge spanning from web development to motion graphics, Chris has worked with design and development. Chris has worked for large ad agencies, such as Palmer Jarvis DDB, to boutique web development shops such as Siberra Digital Media Systems. Chris is currently the Director of Content Development for one of Canada's premiere digital signage providers.

Roldis Estevez – Secretary and Director

Roldis Estevez has held the positions of Director and secretary since June 1, 2012.

From October 2011 to present, Roldis Estevez has been employed as a Server at the London Balans Restaurant in Miami Beach, FL.  From August 2007 to October 2011 Mr. Estevez held various positions and was most recently Manager at Pasha’s restaurant in Miami, FL.

Roldis Estevez obtained his Diploma in Computer Technology from Aguado Rico, in Havana, Cuba in 2003 and a Diploma in Agronomy in Guantanamo, in 1999.

Employment Agreements

For the year ended May 31 2013, we had no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.                  A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.                  Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.                  Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.                  Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.                  Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.                  Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.                  Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.                  Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Our company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.      honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.      full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.      compliance with applicable governmental laws, rules and regulations;

4.      the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.      accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is attached hereto as Exhibit 14. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: NEF Enterprises, Inc., 6800 SW 40th St #213, Miami, FL  33155.

Board and Committee Meetings

Our Board of Directors currently consists of Messrs. Christopher Ellerbeck and Roldis Estevez. The Board held no formal meetings during the year ended May 31, 2013. As our company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of May 31, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of the audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that members of our Board of Directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by the members of our Board of Directors.

Item 11.    Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2013 and 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Ellerbeck(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	2,000 Nil	2,000 Nil
Roldis Estevez(2) Secretary and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	1,000 Nil	1,000 Nil

(1)

Mr. Ellerbeck has held the positions of Director since July 13, 2011 and of president, CEO, CFO, treasurer, since July 14, 2011. He held the position of secretary from July 14, 2011 until June 1, 2012.

(2)	Mr. Estevez was appointed as secretary and a director of the company on June 1, 2012.

Narrative Disclosure to Summary Compensation Table

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our Board of Directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our Board of Directors.

While there are no written employment agreements with our officers and directors, the Company intends to pay nominal fees for management services based on available funds.  That fee may vary from year to year.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended May 31, 2013.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended May 31, 2013.

Option Exercises and Stock Vested

During our fiscal year ended May 31, 2013 there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

While there are no written employment agreements with our officers and directors, the Company intends to pay nominal fees for management services based on available funds.  That fee may vary from year to year.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 15, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.

Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Christopher Ellerbeck(2) 6800 SW 40th St. #213 Miami, FL 33155	1,600,000 Common shares Direct ownership	34.3%
Roldis Estevez(3) 6800 SW 40th St. #213 Miami, FL 33155	1,000,000 common shares Direct ownership	21.5%
Directors and Executive Officers as a Group(1)	2,600,000 common shares	55.8% common shares
Brian Pollard 6 Chicora Ave. Toronto, ON M5R 1T6	300,000 Common shares Direct ownership	6.4%

(1)         Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 15, 2013. As of August 15, 2013, there were 4,662,500 shares of our company’s common stock issued and outstanding.

(2)         Mr. Ellerbeck has held the positions of Director since July 13, 2011 and of president, CEO, CFO, treasurer, since July 14, 2011.  He held the position of secretary from July 14, 2011 until June 1, 2012;

(3)         Roldis Estevez was appointed as secretary and a director of the company on June 1, 2012.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Transactions with related persons

There have been no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a director or indirect material interest.

Corporate Governance

Messrs. Ellerbeck and Estevez, our only directors, are not independent directors as they also serve as our executive officers.

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2013 and 2012, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2013	Year Ended May 31, 2012
Audit Fees (1)	$8,500	$0
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$8,500	$0

(1)     Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)     Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)     Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)     All other fees consist of fees billed for all other services.

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description of Exhibit
(14)	Code of Ethics
14.1*	Code of Ethics
(21)	Subsidiaries of the Company
21.1*	Subsidiary of the Company
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101	Interactive Data File
101**	Interactive Data File (Form 10-K for the year ended May 31, 2013 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NEF ENTERPRISES, INC.
(Registrant)

Dated: August 28, 2013	/s/ Christopher Ellerbeck
Christopher Ellerbeck
President, Chief Executive Officer, Treasurer, and Director
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 28, 2013	/s/ Christopher Ellerbeck
Christopher Ellerbeck
President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)

Date: August 28, 2013	/s/ Roldis Estevez
Roldis Estevez
Secretary and Director