Form 10-Q
period 2013-08-31
NEF Enterprises, Inc.
filed 2013-10-15
CIK 1530981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-55074

NEF ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1221758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13809 SW 21st Terrace, Miami, FL 33175
(Address of principal executive offices)

(305) 487-3717
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

As of October 9, 2013 there were 4,662,500 shares of the issuer’s common stock, par value $0.001, outstanding.

NEF ENTERPRISES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our company's Prospectus, Form 10-K, filed with the SEC on August 29, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended May 31, 2014.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE INTERIM PERIOD ENDED AUGUST 31, 2013

(Unaudited)

NEF Enterprises, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	August 31,	May 31,
	2013	2013
	(Unaudited)
ASSETS
Current assets
Cash	$42,425	$12,331
Deposits and prepaid expenses	757	326
Accounts receivable, net of allowance of $7,000 and $5,000, respectively	13,241	8,730
Total current assets	56,423	21,387

Equipment net of accumulated depreciation of $1,571 and $1,197, respectively	2,916	3,290

Total assets	$59,339	$24,677

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$4,017	$2,459
Deferred revenue	5,716	-
Total current liabilities	9,733	2,459

Total liabilities	9,733	2,459

Stockholders' equity
Preferred stock,$0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
4,662,500 and 3,637,500 issued and outstanding, respectively	4,663	3,638
Additional paid-in capital	49,587	30,112
Deficit accumulated during the development stage	(4,644)	(11,532)
Total stockholders' equity	49,606	22,218

Total liabilities and stockholders' equity	$59,339	$24,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEF Enterprises, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	August 31,
	2013	2012

Revenue	$42,711	$8,969
Cost of revenue	5,736	1,675

Gross profit	36,975	7,294

Operating expenses
Selling, general and administrative	22,198	4,372
Depreciation and amortization	374	101
Professional fees	7,515	5,150
Total operating expenses	30,087	9,623

Income (loss) from operations	6,888	(2,329)

Provision for income taxes	-	-

Net income (loss)	$6,888	$(2,329)

Basic and diluted loss per common share	$0.00	$(0.00)

Basic and diluted weighted-average common shares outstanding	3,893,750	2,600,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEF Enterprises, Inc. and Subsidiary
Condensed Consolidated Satements of Cash Flows
(Unaudited)

	For The
	Three Months Ended
	August 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$6,888	$(2,329)
Adjustments to reconcile net income (loss) to net
cash provided (used) in operating activities:
Allowance for doubtful accounts	2,000	-
Depreciation and amortization	374	101
Changes in assets and liabilities:
Accounts receivable	(6,511)	(2,894)
Deposits and prepaid expenses	(431)	1,075
Accounts payable and accrued liabilities	1,558	(28)
Deferred revenue	5,716	(625)
Net cash provided by (used in) operating activities	9,594	(4,700)

Cash flows from investing activities:
Purchase of equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from related party	-	5,734
Proceeds from issuance of common stock	20,500	-
Net cash provided by financing activities	20,500	5,734

Net increase in cash and cash equivalents	30,094	1,034
Cash and cash equivalents at beginning of period	12,331	769

Cash and cash equivalents at end of period	$42,425	$1,803

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEF Enterprises, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2013

(Unaudited)

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

The Company offers Securities Exchange Commission (“SEC”) compliance filing services, through its wholly-owned subsidiary.  Our clients are companies and individuals with SEC reporting requirements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PubCo Reporting Services, Inc. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

Condensed Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2013 audited financial statements.  The results of operations for the periods ended August 31, 2013 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $42,425 and $12,331 in cash and cash equivalents at August 31, 2013 and May 31, 2013, respectively.

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

Accounts Receivable

Accounts receivable consist of charges for service provided to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, a $7,000 and $5,000 allowance for doubtful accounts was recorded as at August 31, 2013 and May 31, 2013, respectively.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $4,152 and $0 for the three months ended August 31, 2013 and 2012, respectively.

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

iii)       The fee is fixed or determinable; and

iv)       Collection is reasonably assured.

Deferred revenue is recognized for amounts paid by clients in advance of work performed.  As of August 31, 2013 and May 31, 2013, we recorded deferred revenue of $5,716 and $0, respectively.

Income (Loss) per Share

The Company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

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

NOTE 3 – SHAREHOLDER’S EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 10,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

Since inception (July 11, 2011) to August 31, 2013, the company has issued a total of 4,662,500 common shares for $54,250 cash, as follows:

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

•         On August 9, 2013, the Company issued to unaffiliated investors 1,025,000 shares at $0.02 per share for $20,500.

Preferred Share Issuances

There were no preferred shares issued from inception (July 11, 2011) to the period ended August 31, 2013.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential disclosure or recognition to the date of the consolidated financial statements and believes all subsequent events are properly disclosed.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Prospectus, Form 10-K, as filed on August 29, 2013.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “NEF Enterprises,” “we,” “us,” or “our” are to NEF Enterprises, Inc.

Results of Operations

We have generated revenues of $42,711 for the three months ended August 31, 2013 and have incurred $5,736 in cost of revenue and $30,087 in operating expenses through August 31, 2013.

The following table provides selected financial data about our company as of August 31, 2013 and May 31, 2013.

Balance Sheet Data:	August 31, 2013	May 31, 2013
Cash	$42,425	$12,331
Accounts receivable, net	$13,241	$8,730
Equipment, Net	$2,916	$3,290
Total assets	$59,339	$24,677
Total liabilities	$9,733	$2,459
Stockholders’ equity	$49,606	$22,218

Our increase in cash of $30,094 can be attributed to closing of our prospectus offering in the first quarter and receiving $5,716 in cash for deferred revenue.  Our accounts receivable increased due to increased revenue in the quarter.  Our liabilities increased $7,274 due to increase in operating accounts payable and accrued liabilities of $1,558 and recording of deferred revenue of $5,716 during the quarter.

The following summary of our results of operations, for the three months ended August 31, 2013 and 2012, should be read in conjunction with our consolidated financial statements, as included in this Form 10-Q.

	Three Months Ended August 31,
	2013	2012
Revenue	$42,711	$8,969
Cost of revenue	5,736	1,675
Gross profit	36,975	7,294
Operating Expenses
Selling, general and administrative	22,198	4,372
Depreciation and amortization	374	101
Professional fees	7,515	5,150
Total Operating expenses	30,087	9,623
Operating income (loss)	6,888	(2,329)
Provision for income tax	-	-
Net Loss	$6,888	$(2,329)

Revenue

Our revenues are derived from our EDGAR, XBRL, SEDAR and Accounting services.  We earned revenues of $42,711 for the three months ended August 31, 2013 compared to revenues of $8,969 for the same period ended August 31, 2012.  Increased revenues for the period ended in 2013 can be attributed to our growing customer base due to the advertising and marketing initiatives we undertook during the previous year. Our customer base has increased by approximately 200% over the same period last year.

Gross profit

Gross profit is determined by subtracting our costs directly related to earning our revenue, which are our software licensing and contractor fees, from revenues generated. Our gross profit as a percentage of revenue was 87% and 81% for the three months ended August 31, 2013 and 2012, respectively.  Our gross profit has been relatively stable, but this has been due to keeping our contractor and software licensing costs low to this point.  We expect the gross profit, as a percentage, to decrease as we rely more on contractors as a result of an increase in our customer base.

Expenses

Operating expenses for the three months ended August 31, 2013, increased by $20,464 or 213% as compared to the comparative period in 2012.  The increase in expenses can be attributed to mainly increased professional fees, management fees, office and communication expenses as we have expanded operations significantly as compared to the period ended 2012. We paid $973 in management fees to an officer during the period ended August 31, 2013 (no fees were paid in previous period).  Our selling, general, and administrative expenses increased from $4,372 to $22,198 for the comparable period ended August 31, 2013 due to significant increases in advertising, office, telecommunications and meals and promotional expenses. Our professional fees also increased from $5,150 to $ 7,515 for the comparable period ended August 31, 2013 due to legal and accounting fees related to having to report with the SEC.

Plan of Operation

We are an SEC EDGAR and XBRL and CSA SEDAR filing agent.  Our plan is to further develop and grow our operations.

During the next year of operations, the 12-month period from the date of this report, we will concentrate on applying to get out common stock listed on an Over-the-Counter Bulletin Board (OTCBB) and market our brand and services through our subsidiary, PubCo Reporting Services, Inc.  We will do the branding by further developing our new www.PubCoReporting.com website and social media links as well as expand our blog.  We will also develop and maintain our www.nefenterprises.com website for our corporate information.

The content of the PubCo Reporting website utilizes SEO (Search Engine Optimization) to deliver our message to potential customers about our Company and our services as an SEC EDGAR and XBRL filing agent.   We will set aside a budget for targeted Google adwords as well as set up the following social media profiles:

•         Facebook

•         Twitter

•         LinkedIn

•         Google Plus

•         YouTube

Concurrently, we will also explore taking out advertisements in key trade magazines or other industry related websites.  We will focus our marketing on smaller reporting companies and auditors, transfer agents, and lawyers of smaller reporting companies.

We will endeavor to proceed with our plan of operations by growth of our business through revenues.  During the next year of operations, our officers and directors will also provide their labor at nominal charge.  While there are no written employment agreements in place, we have tentatively agreed to pay them management fees, based on available funds.  We do not anticipate hiring any staff during the next 12 months of operation, and will rely on the services of our outside contractors to provide and deliver our services.

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

Currently we have sufficient capital to fund our business development for the next 12 months.

Working Capital

	As at	As at
	August 31,	May 31,
	2013	2013

Current Assets	$56,423	$21,387
Current Liabilities	$9,733	$2,459
Working Capital	$46,690	$18,928

Cash Flows

	For The Three Months Ended August 31,
	2013	2012

Cash Flows provided by (used in) Operating Activities	$9,594	$(4,700)
Cash Flows used in Investing Activities	$-	-
Cash Flows from Financing Activities	$20,500	$5,734
Net Increase in Cash During Period	$30,094	$1,034

As at August 31, 2013, our company’s cash balance was $42,425 compared to $12,331 as at May 31, 2013 and our total assets were $59,339 compared with $24,677 as at May 31, 2013. The increase in cash and total assets was primarily due the closing of our public offering during the quarter ended August 31, 2013.

As at August 31, 2013, our company had total liabilities of $9,733 compared with total liabilities of $2,459 as at May 31, 2013.  The increase was primarily due to the recording of deferred revenue of $5,716.

As at August 31, 2013, our company had a working capital of $46,690 compared with a working capital of $18,928 as at May 31, 2013. The increase in working capital was primarily attributed to the closing of our public offering and increased revenues during the quarter ended August 31, 2013, resulting in higher cash and accounts receivable balances as compared to May 31, 2013.

Cash Flow from Operating Activities

During the three months ended August 31, 2013, our company provided $9,594 in cash from operating activities compared to the use of $4,700 of cash for operating activities during the period ended August 31, 2012. The cash provided from operating activities was attributed to the company emerging from the development stage and generating income from operations, in the current period.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the three months ended August 31, 2013 and 2012.

Cash Flow from Financing Activities

During the three months ended August 31, 2013, our company received $20,500 in cash in financing activities due from proceeds from the issuance of common shares compared to cash provided by financing activities of $5,734 for the period ended August 31, 2012, from related party loans.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of August 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of August 31, 2013.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A.             RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue unregistered equity securities during the quarter ended August 31, 2013.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

Exhibit Number	Description
(3)	(i) Articles of incorporation, (ii) Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on February 6, 2013)
3.3	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on February 6, 2013)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEF ENTERPRISES, INC.

Dated: October 14, 2013	/s/ Christopher Ellerbeck
_________________________________
Christopher Ellerbeck,
President and Chief Financial Officer.
Principle Executive Officer
Principle Financial Officer