Form 10-Q
period 2013-11-30
NEF Enterprises, Inc.
filed 2014-01-14
CIK 1530981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 0001530981

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

As of January 10, 2014 there were 4,662,500 shares of the issuer’s common stock, par value $0.001, outstanding.

NEF ENTERPRISES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2013

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2013

(Unaudited)

NEF Enterprises, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	November 30,	May 31,
	2013	2013
	(Unaudited)
ASSETS
Current assets
Cash	$35,376	$12,331
Deposits and prepaid expenses	306	326
Accounts receivable, net of allowance of $7,000 and $5,000, respectively	19,806	8,730
Total current assets	55,488	21,387

Equipment net of accumulated depreciation of $1,944 and $1,197, respectively	2,542	3,290

Total assets	$58,030	$24,677

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$8,700	$2,459
Deferred revenue	1,685	-
Total current liabilities	10,385	2,459

Total liabilities	10,385	2,459

Stockholders' equity
Preferred stock,$0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
4,662,500 and 3,637,500 issued and outstanding, respectively	4,663	3,638
Additional paid-in capital	49,587	30,112
Accumulated deficit	(6,605)	(11,532)
Total stockholders' equity	47,645	22,218

Total liabilities and stockholders' equity	$58,030	$24,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEF Enterprises, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012

Revenue	$52,546	$20,950	$95,256	$29,919
Cost of revenue	16,470	4,226	22,206	5,901

Gross profit	36,076	16,724	73,050	24,018

Operating expenses
Selling, general and administrative	33,818	4,750	56,015	9,122
Depreciation and amortization	374	101	748	203
Professional fees	3,844	343	11,359	5,493
Total operating expenses	38,036	5,194	68,122	14,818

Income (loss) from operations	(1,960)	11,530	4,928	9,200

Provision for income taxes	-	(3,920)	-	(1,516)

Net income (loss)	$(1,960)	$7,610	$4,928	$7,684

Basic and diluted loss per common share	$(0.00)	$0.00	$0.00	$0.00

Basic and diluted weighted-average common shares outstanding	4,662,500	2,632,967	4,276,025	2,616,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEF Enterprises, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The
	Six Months Ended
	November 30,
	2013	2012

Cash flows from operating activities:
Net income	$4,928	$7,684
Adjustments to reconcile net income to net cash used in operating activities:
Allowance for doubtful accounts	2,000	-
Depreciation expense	748	203
Changes in assets and liabilities:
Accounts receivable	(13,077)	(5,758)
Deposits and prepaid expenses	20	1,639
Accounts payable and accrued liabilities	6,241	1,977
Income taxes payable	-	1,516
Deferred revenue	1,685	(625)
Net cash provided by operating activities	2,545	6,636

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	20,500	5,000
Net cash provided by financing activities	20,500	5,000

Net increase in cash and cash equivalents	23,045	11,636
Cash and cash equivalents at beginning of period	12,331	769

Cash and cash equivalents at end of period	$35,376	$12,405

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEF Enterprises, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2013

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

Condensed Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2013 audited financial statements.  The results of operations for the periods ended November 30, 2013 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $35,376 and $12,331 in cash and cash equivalents at November 30, 2013 and May 31, 2013, respectively.

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

Accounts Receivable

Accounts receivable consist of charges for service provided to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, a $7,000 and $5,000 allowance for doubtful accounts was recorded as at November 30, 2013 and May 31, 2013, respectively.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $12,491 and $700 for the six months ended November 30, 2013 and 2012, respectively.

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

iii)       The fee is fixed or determinable; and

iv)       Collection is reasonably assured.

Deferred revenue is recognized for amounts paid by clients in advance of work performed.  As of November 30, 2013 and May 31, 2013, we recorded deferred revenue of $1,685 and $0, respectively.

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

Common Share Issuances

Since inception (July 11, 2011) to November 30, 2013, the company has issued a total of 4,662,500 common shares for $54,250 cash, as follows:

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

Preferred Share Issuances

There were no preferred shares issued from inception (July 11, 2011) to the period ended November 30, 2013.

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

All references in this Form 10-Q to the “Company,” “NEF Enterprises,” “we,” “us,” or “our” are to NEF Enterprises, Inc.

Results of Operations

We have generated revenues of $95,256 for the six months ended November 30, 2013, and have incurred $22,206 in cost of revenue and $68,122 in operating expenses through November 30, 2013.

The following table provides selected financial data about our company as of November 30, 2013, and May 31, 2013.

Balance Sheet Data:	November 30, 2013	May 31, 2013
Cash	$35,376	$12,331
Accounts receivable, net	$19,806	$8,730
Equipment, Net	$2,542	$3,290
Total assets	$58,030	$24,677
Total liabilities	$10,385	$2,459
Stockholders’ equity	$47,646	$22,218

Our increase in cash of $23,045 can be attributed to closing of our prospectus offering in the first quarter and receiving $1,685 in cash for deferred revenue.  Our accounts receivable increased due to increased revenue in the period.  Our liabilities increased $7,926 due to increase in operating accounts payable and accrued liabilities of $6,241 and recording of deferred revenue of $1,685 during the quarter.

The following summary of our results of operations, for the three and six months ended November 30, 2013 and 2012, should be read in conjunction with our consolidated financial statements, as included in this Form 10-Q.

For the Three Months ended November 30, 2013 and 2012:

	Three Months Ended November 30,
	2013	2012
Revenue	$52,546	$20,950
Cost of revenue	16,470	4,226
Gross profit	36,076	16,724
Operating Expenses
Selling, general and administrative	33,818	4,750
Depreciation and amortization	374	101
Professional fees	3,844	343
Total Operating expenses	38,036	5,194
Operating income (loss)	(1,960)	11,530
Provision for income tax	-	(3,920)
Net Loss	$(1,960)	$7,610

Revenue

Our revenues are derived from our EDGAR, XBRL, SEDAR and Accounting services.  We earned revenues of $52,546 for the three months ended November 30, 2013, compared to revenues of $20,950 for the same period ended November 30, 2012.  Increased revenues for the period ended in 2013 can be attributed to our growing customer base due to the advertising and marketing initiatives we undertook during the previous year. Our customer base has increased by approximately 200% over the same period last year.

Gross profit

Gross profit is determined by subtracting our costs directly related to earning our revenue, which are our software licensing and contractor fees, from revenues generated. Our gross profit as a percentage of revenue was 69% and 80% for the three months ended November 30, 2013 and 2012, respectively.  Our gross profit has decreased in the current period, as we relied more on contractors as a result of an increase in our customer base.

Expenses

Operating expenses for the three months ended November 30, 2013, increased by $32,842 or 632% as compared to the comparative period in 2012.  The increase in expenses can be attributed to mainly increased professional fees, advertising and promotional fees, management fees, office and communication expenses as we have expanded operations significantly as compared to the period ended 2012. We paid $14,973 in management fees during the period ended November 30, 2013 (no fees were paid in previous period).  Our selling, general, and administrative expenses increased from $4,750 to $33,818 for the comparable period ended August 31, 2013 due to significant increases in advertising, office, telecommunications and meals and promotional expenses. Our professional fees also increased from $343 to $3,844 for the comparable period ended November 30, 2013, due to legal and accounting fees related to having to file reports with the SEC.

For the Six Months ended November 30, 2013 and 2012:

	Six Months Ended November 30,
	2013	2012
Revenue	$95,256	$29,919
Cost of revenue	22,206	5,901
Gross profit	73,050	24,018
Operating Expenses
Selling, general and administrative	56,015	9,122
Depreciation and amortization	748	203
Professional fees	11,359	5,493
Total Operating expenses	68,122	14,818
Operating income (loss)	4,928	9,200
Provision for income tax	-	(1,516)
Net Loss	$4,928	$7,684

Revenue

Our revenues are derived from our EDGAR, XBRL, SEDAR and Accounting services.  We earned revenues of $95,256 for the six months ended November 30, 2013, compared to revenues of $29,919 for the same period ended November 30, 2012.  Increased revenues for the period ended in 2013 can be attributed to our growing customer base due to the advertising and marketing initiatives we undertook during the previous year. Our customer base has increased by approximately 200% over the same period last year.

Gross profit

Gross profit is determined by subtracting our costs directly related to earning our revenue, which are our software licensing and contractor fees, from revenues generated. Our gross profit as a percentage of revenue was 77% and 80% for the three months ended November 30, 2013, and 2012, respectively.  Our gross profit has decreased in the current period, as we relied more on contractors as a result of an increase in our customer base, however, this increased cost was realized more in the last three months and as such the gross profit, as a percentage, is relatively consistent to the same six month period end 2012.

Expenses

Operating expenses for the six months ended November 30, 2013, increased by $53,304 or an increase of 360% as compared to the comparative period in 2012.  The increase in expenses can be attributed mainly to increased professional fees, management fees, office and communication expenses, as we have expanded operations significantly as compared to the period ended 2012. We paid $14,973 in management fees during the period ended November 30, 2013 (no fees were paid in previous period).  Our selling, general, and administrative expenses increased from $9,122 in November 30, 2012 to $56,016 for the comparable six month period ended November 30, 2013 due to significant increases in advertising, office, telecommunications and meals and promotional expenses, and the previously mentioned management fees. Our professional fees also increased from $5,493 in November 30, 2012 to $11,359 for the comparable six month period ended November 30, 2013 due to legal and accounting fees related to having to report with the SEC.

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

Liquidity and Capital Resources

To meet our need for cash we raised money from our recent Offering.  On February 6, 2013, the Company filed a Prospectus as part of its Registration Statement on Form S-1, under which the Company sought to raise $60,000 through the Offering.  On August 15, 2013, the Company closed its Offering and will not sell any additional shares under this Prospectus.  The Company sold 1,025,000 shares under the Prospectus, raising a total of $20,500.

Currently we have sufficient capital to fund our business development for the next 12 months.

Working Capital

	As at	As at
	November 30,	May 31,
	2013	2013

Current Assets	$55,488	$21,387
Current Liabilities	$10,385	$2,459
Working Capital	$45,103	$18,928

Cash Flows

	For The Six Months Ended November 30,
	2013	2012

Cash Flows provided by Operating Activities	$2,545	$6,636
Cash Flows used in Investing Activities	$-	$-
Cash Flows from Financing Activities	$20,500	$5,000
Net Increase in Cash During Period	$23,045	$11,636

As at November 30, 2013, our company’s cash balance was $35,376 compared to $12,331 as at May 31, 2013 and our total assets were $58,030 compared with $24,677 as at May 31, 2013. The increase in cash and total assets was primarily due the closing of our public offering on August 15, 2013.

As at November 30, 2013, our company had total liabilities of $10,385 compared with total liabilities of $2,459 as at May 31, 2013.  The increase was due to the recording of deferred revenue of $1,685 and an increase of $6,241 in trade accounts payable, primarily for increased contractor fees during the period.

As at November 30, 2013, our company had a working capital of $45,103 compared with a working capital of $18,928 as at May 31, 2013. The increase in working capital was primarily attributed to the closing of our public offering and increased revenues during the quarter ended November 30, 2013, resulting in higher cash and accounts receivable balances as compared to May 31, 2013.

Cash Flow from Operating Activities

During the six months ended November 30, 2013, our company provided $2,545 in cash from operating activities, compared to $6,636 of cash provided for operating activities during the period ended November 30, 2012. The cash provided from operating activities was attributed to the company emerging from the development stage and generating income from operations, in the current period.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the six months ended November 30, 2013 and 2012.

Cash Flow from Financing Activities

During the six months ended November 30, 2013, our company received $20,500 in cash in financing activities due from proceeds from the issuance of common shares compared to cash provided by financing activities of $5,000 for the period ended November 30, 2012, from related party loans.

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

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of November 30, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of November 30, 2013.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended November 30, 2013.

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

NEF ENTERPRISES, INC.

Dated: January 14, 2014	/s/ Christopher Ellerbeck

Christopher Ellerbeck,
President and Chief Financial Officer.
Principle Executive Officer
Principle Financial Officer