Form 10-Q
period 2014-02-28
NEF Enterprises, Inc.
filed 2014-04-15
CIK 1530981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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

(305) 487-3717
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

As of April 11, 2014 there were 4,662,500 shares of the issuer's common stock, par value $0.001, outstanding.

NEF ENTERPRISES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED FEBRUARY 28, 2014

(Unaudited)

NEF Enterprises, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	February 28,	May 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash	$48,077	$12,331
Accounts receivable, net of allowance of $7,000 and $5,000, respectively	25,053	8,730
Deposits and prepaid expenses	11,061	326
Total current assets	84,191	21,387

Equipment net of accumulated depreciation of $2,611 and $1,197, respectively	5,889	3,290

Total assets	$90,080	$24,677

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$17,245	$2,459
Tax payable	9,700	-
Deferred revenue	1,685	-
Total current liabilities	28,630	2,459

Total liabilities	28,630	2,459

Stockholders' equity
Preferred stock,$0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
4,662,500 and 3,637,500 issued and outstanding, respectively	4,663	3,638
Additional paid-in capital	49,587	30,112
Retained earnings (deficit)	7,200	(11,532)
Total stockholders' equity	61,450	22,218

Total liabilities and stockholders' equity	$90,080	$24,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEF Enterprises, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine Months Ended
	February 28,		February 28,
	2014	2013	2014	2013

Revenue	$56,546	$11,422	$151,802	$41,341
Cost of revenue	9,224	2,677	31,430	8,857

Gross profit	47,322	8,745	120,372	32,484

Operating expenses
Selling, general and administrative	18,821	11,951	75,584	20,995
Professional fees	4,997	7,321	16,356	12,814
Total operating expenses	23,818	19,272	91,940	33,809

Income (loss) from operations	23,504	(10,527)	28,432	(1,325)

Provision for income taxes	9,700	-	9,700	-

Net income (loss)	$13,804	$(10,527)	$18,732	$(1,325)

Basic and diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

Basic and diluted weighted-average common shares outstanding	4,662,500	3,316,944	4,403,434	2,847,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEF Enterprises, Inc. and Subsidiary
Condensed Consolidated Satements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	February 28,
	2014	2013

Cash flows from operating activities:
Net income	$18,732	$(1,325)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Allowance for doubtful accounts	2,000	-
Depreciation expense	1,414	486
Changes in assets and liabilities:
Accounts receivable	(18,323)	588
Deposits and prepaid expenses	(10,735)	1,677
Accounts payable and accrued liabilities	14,786	4,753
Income taxes payable	9,700	-
Deferred revenue	1,685	(625)
Net cash provided by operating activities	19,259	5,554

Cash flows from investing activities:
Purchase of property and equipment	(4,013)	(3,272)
Net cash used in investing activities	(4,013)	(3,272)

Cash flows from financing activities:
Proceeds from issuance of common stock	20,500	20,750
Net cash provided by financing activities	20,500	20,750

Net increase in cash and cash equivalents	35,746	23,032
Cash and cash equivalents at beginning of period	12,331	769

Cash and cash equivalents at end of period	$48,077	$23,801

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEF Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
February 28, 2014
(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

NEF Enterprises, Inc. (the "Company") was incorporated in the State of Nevada on July 11, 2011.  The Company was originally incorporated as New Era Filing Services Inc. and changed its name to NEF Enterprises, Inc. on October 4, 2011.  The Company incorporated a wholly-owned subsidiary, PubCo Reporting Services, Inc., formerly known as New Era Filing Services, Inc., in Florida on September 28, 2011.

The Company offers Securities Exchange Commission ("SEC") compliance filing services, through its wholly-owned subsidiary.  Our clients are companies and individuals with SEC reporting requirements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PubCo Reporting Services, Inc. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

Condensed Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2013 audited financial statements.  The results of operations for the periods ended February 28, 2014 are not necessarily indicative of the operating results for the full years.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).  These audited financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $48,077 and $12,331 in cash and cash equivalents at February 28, 2014 and May 31, 2013, respectively.

Concentrations of Credit Risks

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Property, Plant and Equipment

Computer equipment is stated at cost, net of accumulated depreciation. Depreciation on computer equipment is computed using the straight-line method over the estimated useful lives of the equipment, generally three years. Depreciation begins in the month of acquisition.

Accounts Receivable

Accounts receivable consist of charges for service provided to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company's customer credit worthiness, and current economic trends.  Based on management's review of accounts receivable, a $7,000 and $5,000 allowance for doubtful accounts was recorded as at February 28, 2014 and May 31, 2013, respectively.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $14,733 and $700 for the nine months ended February 28, 2014 and 2013, respectively.

Foreign Currency Translations

The Company's functional and reporting currency is the U.S. dollar. All transactions initiated in a foreign currency are translated into U.S. dollars in accordance with ASC 830-30, "Translation of Financial Statements," as follows:

(i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
(ii)	Equity at historical rates.
(iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity as a component of comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.  No significant realized exchange gains or losses were recorded for the nine months ended February 28, 2014 and 2013.

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 605, "Revenue Recognition."  Revenue consists of SEC compliance services; focusing on corporate and individual reporting requirements. Sales income is recognized only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and
iv)	Collection is reasonably assured.

Deferred revenue is recognized for amounts paid by clients in advance of work performed.  As of February 28, 2014 and May 31, 2013, we recorded deferred revenue of $1,685 and $0, respectively.

Income (Loss) per Share

The Company has adopted ASC 260, "Earnings Per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's consolidated financial statements.

NOTE 3 – SHAREHOLDER'S EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 10,000,000 preferred shares, both with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

Since inception (July 11, 2011) to February 28, 2014, the company has issued a total of 4,662,500 common shares for $54,250 cash, as follows:

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

Preferred Share Issuances

There were no preferred shares issued from inception (July 11, 2011) to the period ended February 28, 2014.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential disclosure or recognition to the date of the consolidated financial statements and believes all subsequent events are properly disclosed.

ITEM 2.                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Annual Report, Form 10-K, as filed on August 29, 2013.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "NEF Enterprises," "we," "us," or "our" are to NEF Enterprises, Inc.

Results of Operations

We have generated revenues of $151,802 for the nine months ended February 28, 2014 and have incurred $31,430 in cost of revenue and $91,940 in operating expenses through February 28, 2014.

The following table provides selected financial data about our company as of February 28, 2014 and May 31, 2013.

Balance Sheet Data:	February 28, 2014	May 31, 2013
Cash	$48,077	$12,331
Accounts receivable, net	$25,053	$8,730
Equipment, Net	$5,889	$3,290
Total assets	$90,080	$24,677
Total liabilities	$28,630	$2,459
Stockholders' equity	$61,450	$22,218

Our increase in cash of $35,746 can be attributed to increased operations for the nine-month period and closing of our prospectus offering in the first quarter.  Our increase in accounts receivable, net of allowance for bad debts, of $16,323 was due to increased revenue in the period.  Our liabilities increased $26,171 due to an increase in operating accounts payable and accrued liabilities of $14,786, recording a provision for taxes payable of $9,700, and recording of deferred revenue of $1,685.

The following summary of our results of operations, for the three and nine months ended February 28, 2014 and 2013, should be read in conjunction with our consolidated financial statements, as included in this Form 10-Q.

For the Three Months ended February 28, 2014 and 2013:

	Three Months Ended February 28,
	2014	2013
Revenue	$56,546	$11,422
Cost of revenue	9,224	2,677
Gross profit	47,322	8,745
Operating Expenses
Selling, general and administrative	18,821	11,951
Professional fees	4,997	7,321
Total Operating expenses	23,818	19,272
Operating income (loss)	23,504	(10,527)
Provision for income tax	(9,700)	-
Net Income (Loss)	$13,804	$(10,527)

Revenue

Our revenues are derived from our EDGAR, XBRL, SEDAR and Accounting services.  We earned revenues of $56,546 for the three months ended February 28, 2014, compared to revenues of $11,422 for the same period ended February 28, 2013.  Increased revenues for the period ended in 2014 can be attributed to our growing customer base due to the advertising and marketing initiatives we undertook during the previous year. Our customer base has increased significantly over the same period last year.

Gross profit

Gross profit is determined by subtracting our costs directly related to earning our revenue, which are our software licensing and contractor fees, from revenues generated. Our gross profit as a percentage of revenue was 83.7% and 76.6% for the three months ended February 28, 2014 and 2013, respectively.  Our gross profit has increased in the current period, primarily due to increased revenues in services that provide higher margins.

Expenses

Operating expenses for the three months ended February 28, 2014, increased by $4,546 or 23.6% as compared to the comparative period in 2013.  The increase in expenses can be attributed to mainly increased advertising and promotional fees, management fees, office and communication expenses as we have expanded operations significantly as compared to the period ended 2013. Our selling, general, and administrative expenses increased from $11,951 to $18,821 for the comparable period ended February 28, 2013 due to significant increases in advertising, office, telecommunications and meals and promotional expenses. Our professional fees decreased from $7,321 to $4,997 for the comparable period ended February 28, 2013, due to legal and accounting fees related to filing our Form S-1 registration statement during the quarter ended February 28, 2013.

For the Nine Months ended February 28, 2014 and 2013:

	Nine Months Ended February 28,
	2014	2013
Revenue	$151,802	$41,341
Cost of revenue	31,430	8,857
Gross profit	120,372	32,484
Operating Expenses
Selling, general and administrative	75,584	20,995
Professional fees	16,356	12,814
Total Operating expenses	91,940	33,809
Operating income (loss)	28,432	(1,325)
Provision for income tax	(9,700)	-
Net income (loss)	$18,732	$(1,325)

Revenue

Our revenues are derived from our EDGAR, XBRL, SEDAR and accounting services.  We earned revenues of $151,802 for the nine months ended February 28, 2014, compared to revenues of $41,341 for the same period ended February 28, 2013.  Increased revenues for the nine-month period ended in 2014 can be attributed to our growing customer base due to the advertising and marketing initiatives we undertook during the previous year. Our customer base has increased significantly over the same period last year.

Gross profit

Gross profit is determined by subtracting our costs directly related to earning our revenue, which are our software licensing and contractor fees, from revenues generated. Our gross profit as a percentage of revenue was 79.3% and 78.6% for the nine months ended February 28, 2014 and 2013, respectively.  Gross profit, as a percentage, is relatively consistent to the same nine month period end 2013.

Expenses

Operating expenses for the nine months ended February 28, 2014, increased by $58,131 or an increase of 172% as compared to the comparative period in 2013.  The increase in expenses can be attributed mainly to increased professional fees, management fees, office and communication expenses, as we have expanded operations significantly as compared to the period ended 2013. We paid $15,477 in management fees during the period ended February 28, 2014 as compared to $4,500 for the comparative period in 2013.  Our selling, general, and administrative expenses increased from $20,995 in February 28, 2013 to $75,584 for the comparable nine month period ended February 28, 2014 due to significant increases in advertising, office, telecommunications and meals and promotional expenses, and the previously mentioned management fees. Our professional fees also increased from $12,814 in February 28, 2013 to $16,356 for the comparable nine month period ended February 28, 2014 due to ongoing legal and accounting fees related to having to report with the SEC.

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

Currently we have sufficient capital to fund our business development for the next 12 months.

Working Capital

	As at	As at
	February 28,	May 31,
	2014	2013

Current Assets	$84,191	$21,387
Current Liabilities	$28,630	$2,459
Working Capital	$55,561	$18,928

Cash Flows

	For The Nine Months Ended February 28,
	2014	2013

Cash Flows provided by Operating Activities	$19,259	$5,554
Cash Flows used in Investing Activities	$(4,013)	$(3,272)
Cash Flows from Financing Activities	$20,500	$20,750
Net Increase in Cash During Period	$35,746	$23,032

As at February 28, 2014, our company's cash balance was $48,077 compared to $12,331 as at May 31, 2013 and our total assets were $90,080 compared with $24,677 as at May 31, 2013. The increase in cash and total assets was primarily due increased revenues for the nine-month period ended February 28, 2014 and the closing of our public offering on August 15, 2013.

As at February 28, 2014, our company had total liabilities of $28,630 compared with total liabilities of $2,459 as at May 31, 2013.  Our liabilities increased $26,171 due to increase in operating accounts payable and accrued liabilities of $14,786, recording a provision for taxes payable of $9,700, and recording of deferred revenue of $1,685.

As at February 28, 2014, our company had working capital of $55,561 compared with a working capital of $18,928 as at May 31, 2013. The increase in working capital was primarily attributed to the closing of our public offering and increased revenues during the quarter ended February 28, 2014, resulting in higher cash and accounts receivable balances as compared to May 31, 2013.

Cash Flow from Operating Activities

During the nine months ended February 28, 2014, our company provided $19,259 in cash from operating activities, compared to $5,554 of cash provided by operating activities during the period ended February 28, 2013. The cash provided from operating activities was attributed to the company emerging from the development stage and generating income from operations, in the current period.

Cash Flow from Investing Activities

During the nine months ended February 28, 2014, our company used cash in investing activities of $4,013, compared to $3,272 of cash used in operating activities during the period ended February 28, 2013.  The cash used in 2014 and 2013 was for the purchase of computer equipment.

Cash Flow from Financing Activities

During the nine month period ended February 28, 2014, our company received $20,500 in cash from financing activities due from proceeds from the issuance of common shares, compared to cash provided by financing activities of $20,750 for the period ended February 28, 2013, due from proceeds from the issuance of common shares.

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

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of February 28, 2014.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                          RISK FACTORS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue unregistered equity securities during the quarter ended February 28, 2014.

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

NEF ENTERPRISES, INC.

Dated: April 15, 2014
/s/ Roldis Estevez
Roldis Estevez,
President and Chief Financial Officer.
Principle Executive Officer
Principle Financial Officer