Form 10-K
period 2014-05-31
PANTHER BIOTECHNOLOGY, INC.
filed 2015-06-15
CIK 1530981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
(
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 000-55074

Panther Biotechnology, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	33-1221758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 Lakeside Drive, Suite 207B, Bannockburn, Illinois	60201
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (312) 371-6829

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
 Yes [ ]     No [X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
 Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2013, was $NIL based on a $NIL average bid and asked price of such common equity, as of the last business day, November 30, 2013.  There was no bid or ask for our common shares during this quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

4,662,500 as of June 10, 2015

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, this annual report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to "company," "Panther," "we," "us" or "our" mean Panther Biotechnology, Inc. and its subsidiary through which we conduct our activities, unless otherwise indicated.

Item 1.                  Business

Business Development

Panther Biotechnology, Inc. ("Panther") was incorporated in the State of Nevada on July 11, 2011, as New Era Filing Services, Inc.  The Company changed its name to NEF Enterprises, Inc. on October 4, 2011, and on May 29, 2014 the Company changed its name again to Panther Biotechnology, Inc.  Panther incorporated a wholly owned subsidiary in the State of Florida on September 28, 2011, called New Era Filing Services, Inc. which changed its name to PubCo Reporting Services, Inc. ("PubCo Reporting") on November 26, 2013.  Our fiscal year end is May 31.  The Company's administrative address is 2801 Lakeside Drive, Suite 207B, Bannockburn, Illinois, 60015. The telephone number is 312-371-6829.  Our mailing address is 2801 Lakeside Drive, Suite 207B, Bannockburn, Illinois, 60015.

Panther is pursuing the in-licensing of certain technologies so that they may be able to develop those technologies for treatments of patients with cancer and other life threatening diseases.  Panther's current purpose is to better serve the unmet medical needs of patients with the most difficult to treat cancers, antiviral and autoimmune diseases.  Panther's mission is to identify, license and acquire unique molecules that are designed to heal without causing harm and are either optimized derivatives of existing products, repurposed approved products or new classes of drugs.

In 2015, Panther has licensed or agreed to acquire TRF-Dox, which is a combination of transferrin glycoproteins with Doxorubicin for targeted delivery to tumor and reduced serious side effects, Numonafide, which is a derivative of the widely-studies anti-cancer drug Amonafide, optimized to eliminate toxic metabolites and reduced side effects, and TDZD , which is a kinase inhibitor targeting cancer stem cells that overcomes the chemical modification obstacle of the structural and stereochemical complexity of parthenolide.

Principal Products, Services and Their Markets

Historically, through our 100% wholly-owned subsidiary, PubCo Reporting Services, Inc., we have operated as a filing agent offering both EDGAR and XBRL services for filing and uploading on the U.S. SEC (Securities and Exchange Commission).  We also offer SEDAR services for filing and uploading with the Canadian Securities Administrator's ("CSA") website (www.sedar.com). The Company also provides accounting and reporting services. Revenues recognized for each of the last two years for the Company's primary revenue generating activity were $256,855 and $73,496 for the years ended May 31, 2014 and 2013, respectively.

EDGAR is the Electronic Data Gathering, Analysis, and Retrieval system of the U.S. Securities and Exchange Commission ("SEC").  The system is used by public companies to transmit required filings, such as quarterly reports, annual reports, and ongoing disclosure obligations.   XBRL (eXtensible Business Reporting Language) is an XML based standard for tagging and organizing business data. It allows what was once "a mountain of paperwork" to become an organized searchable database that can be used for information modeling and business reporting.  SEDAR is the System for Electronic Document Analysis and Retrieval, the electronic filing system for the disclosure documents of public companies and investment funds across Canada.

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

Status of Publicly Announced New Products or Services

Panther plans on in-licensing new certain technology assets from universities or other companies to begin to develop the assets for the treatment of cancer and other life threatening diseases.  As of the date of this report the Company has entered into a License Agreement with Northwestern University for the in-licensing of certain patents and patent applications, an Exclusive Patent License Agreement with the University of Rochester for the license of certain patent rights and an Asset Purchase Agreement with Faulk Pharmaceuticals, Inc. for the right to acquire misc. patents and other assets.

Panther is an entity focused on the acquisition and development of enhanced therapeutics for the treatment of neoplastic, autoimmune and antiviral disorders. The Company is currently developing three clinical candidates, TRF-DOX which is a combination of transferrin glycoproteins with Doxorubicin for targeted delivery to tumors with the reduction of serious side effects, Numonafide, which is a derivative of the widely studied anticancer drug Amonafide optimized to eliminate toxic metabolites and reduce side effects, and TDZD-8, a kinase inhibitor targeting cancer stem cells. Panther is continuing its acquisition strategy focusing on identifying undervalued companies and clinical assets, including those programs that have missed clinical endpoints, and bring scientific and medical personnel capable of running the trials and extracting value from the assets.

Talent Sources and Names of Principal Suppliers

Panther believes there are many sources available to find the potential drugs that will comport to the Company's business plan.  The Company will focus on Universities and private companies.

Panther, through its PubCo Reporting subsidiary, uses third party software to deliver its services.  As we continue to grow we will seek the services of new qualified staff members or outside contractors.

Dependence on one or a few major customers

Panther, through its PubCo Reporting subsidiary targets smaller reporting public companies required to file with the SEC.  Currently we have only a limited number of customers.  We are dependent on maintaining and finding enough clients that fit this profile in order to remain profitable and to succeed.

The Company is not dependent on any one customer and no customer accounts for more than ten (10%) of the Company's revenues.

Patents, Trademarks, Licenses, Agreements or Contracts

Panther plans on in-licensing new certain technology assets from universities or other companies to begin to develop the assets for the treatment of cancer and other life threatening diseases.  As of the date of this report the Company has entered into a License Agreement with Northwestern University for the in-licensing of certain patents and patent applications, an Exclusive Patent License Agreement with the University of Rochester for the license of certain patent rights and an Asset Purchase Agreement with Faulk Pharmaceuticals, Inc. for the right to acquire misc. patents and other assets.

There is no aspect of PubCo's business plan which requires a patent or trademark.  We have entered into an agreement with a software vendor for EDGAR conversion software whereby we pay an annual service and maintenance agreement.   We have also entered into a license agreement with a separate software vendor for XBRL software whereby we pay an annual user fee plus a fee per XBRL filing.

Governmental Controls, Approval and Licensing Requirements

PubCo Reporting is  not currently subject to direct federal, state or local regulation other than the requirement to have a business license for the areas in which we conduct business.  However, the Company, through its biotechnology business willbe subject to certain regulations in the future, as indicated herein and in the Risk Factors section below.

Research and Development Activities and Costs

We have spent no time on specialized research and development activities. Panther Biotechnology, Inc. future business operations are designed to evaluate attractive medical technologies for the treatment of cancer and will require a substantial amount of research and development..

Number of Employees

Panther has no employees, though two people currently work for Panther at no current cost.  PubCo Reporting has no employees.  The officers and directors of Panther are currently donating their time to the development of the company, and intend to do whatever work is necessary in order to bring us to the point of earning revenues and raising capital.  We have no other employees. PubCo Reporting relies on independent contractors to prepare our XBRL and EDGAR conversion services.  PubCo Reporting is dependent upon these independent contractors for their business to be successful.

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

Item 1A.  Risk Factors

Risks Associated With Panther Biotechnology, Inc.

Our independent auditors have issued an audit opinion for Panther Biotechnology, Inc. which includes a statement describing our going concern status.  Our financial status creates a doubt whether we will continue as a going concern.

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

We lack an operating history and have nominal operating results which we expect to continue into the future.  There is no assurance our future operations will result in continued profitable revenues.  If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on July 11, 2011, we have not fully developed our proposed business operations and only realized revenues of $352,202.  We do not have a sufficient operating history upon which an evaluation of our future success or failure can be made.  Our net loss since inception to May 31, 2014, was $7,001 of which approximately $13,000 is for professional fees in connection with the original Offering and $37,000 for ongoing regulatory and reporting requirements.  Our ability to achieve sustained profitability and positive cash flow is dependent upon:

•	Our ability to attract new customers who will buy our services,
•	Our ability to generate sufficient revenue through the sale of our services, licensing or sale of products, etc.

Based upon current plans for the PubCo subsidiary, we expect to incur nominal operating profits or losses in future periods because we will be incurring expenses that may exceed revenues.  For the new business line, we will be incurring expenses for acquisitions and operations, with no guarantees we can raise the capital necessary to cover such costs.  We cannot guarantee that we will be successful in generating sufficient revenues in the future.  In the event the Company is unable to generate sufficient revenues, it may be required to seek additional funding.  Such funding may not be available, or may not be available on terms which are beneficial and/or acceptable to the Company.  In the event the Company cannot generate sufficient revenues and/or secure additional financing, the Company may be forced to cease operations and investors will likely lose some or all of their investment in the Company.

Our new line of business is an early clinical-stage specialty biopharmaceutical company with a limited or no operating history upon which you can evaluate our business and prospects.  We are not profitable and we expect to incur significant losses in the future for the foreseeable future. We anticipate financing our operations primarily through the sale of equity or convertible debt securities.  However, there is no guaranty we will be successful in such financings.

Because our officers and directors have limited experience in EDGAR and XBRL reporting, our Pubco subsidiary is dependent on consultants to provide our services to our customers, therefore; our business has a higher risk of failure.

Our officers and directors have limited business experience with EDGAR and XBRL reporting.  We rely on outside consultants to provide the PubCo services to our customers.  Consequently, management's decisions and choices may not be well thought out, and we may be unable to contract adequately experienced personnel to assist in product development, and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

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

Some of our competitors have significantly greater financial and marketing resources than us

Some of our competitors have significantly greater financial and marketing resources than us. There are no assurances that our efforts to compete in the marketplace will be successful.

We are dependent upon our current officers.

We currently are managed by two officers and we are entirely dependent upon them in order to conduct our operations.  If they should resign or die, there temporarily may be no one to run Panther Biotechnology, Inc., and the company has no Key Man insurance.  If our current officers are no longer able to serve as such and we are unable to find other persons to replace them, it will have a negative effect on our ability to continue active business operations and could result in investors losing some or all of their investment in the Company.

In connection with the XBRL and EDGAR conversion services that we offer, we are made aware of information regarding our clients prior to it becoming public. If we fail to keep this information confidential, our business and reputation could be significantly and adversely affected.

Part of the PubCo business involves the conversion of materials to XBRL and EDGAR format for filing with the SEC before the information contained in the materials is made public. As such, we are frequently in possession of confidential information and documentation regarding our clients before it is made public. Securities laws and regulations in the US and elsewhere contain penalties for the misuse of material nonpublic information of the type we often possess, and violation of these laws and regulations could result in civil and criminal penalties. If we do not keep this information confidential, or misuse it in violation of the aforementioned laws and regulations, we could be subject to civil claims by our clients or other third parties or criminal investigations by appropriate authorities. We could also damage our relationships with existing clients or harm our ability to attract new clients.

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

Users provide us with personal information, including credit card information, which we do not share without the user's consent. Despite this policy of obtaining consent, however, if third persons were able to penetrate our network security or otherwise misappropriate our users' personal or credit card information, we could be subject to liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, and misuses of personal information, such as for unauthorized marketing purposes. Privacy legislation adopted in several states may further increase this type of liability. Furthermore, we could incur additional expenses if additional regulations regarding the use of personal information were introduced or if federal or state agencies were to investigate our privacy practices.

Risks related to development, regulatory approval and commercialization

With the 2015 agreements with Northwestern University, University of Rochester and Faulk Pharmaceuticals, our new line of business to better serve the unmet medical needs of patients with the most difficult to treat cancers, antiviral and autoimmune diseases, will be dependent on the successful development, regulatory approval and commercialization of our products, which are in early stage development.  The success of our business, including our ability to finance our Company and generate any revenue in the future, primarily will depend on the successful development, regulatory approval and commercialization of our products.  In the future, we may also become dependent on one or more of other product candidates of any future product candidates that we my in-license, acquire or develop.

The clinical and commercial success of our products will depend on a number of factors, including the following:

-	The ability to raise additional capital on acceptable terms, or at all;
-	Timely completion of our clinical trials, once commenced;
-	Whether the U.S. Food and Drug Administration or similar foreign regulatory agencies to conduct additional clinical trials beyond those planned to support the approval and commercialization of our products or future products;
-	Acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our products by the FDA and similar foreign regulatory authorities;
-	Our ability to demonstrate to the satisfaction of the FDA and similar foreign authorities: 1) the safety and efficacy of our products or any future products, 2) the timely receipt of marketing approvals, and 3) the prevalence, duration and severity of potential side effects experienced with our products or future products;

-	Our ability to successfully commercialize our products or any future products in the United States and internationally;
-	Acceptance by physicians and patients of the benefits, safety and efficacy of our products or any future products, if approved, including relative to alternative and competing treatments;
-	Our ability to establish and enforce intellectual property rights in and to our products or any future products;
-	Our ability to avoid third-party patent interference or intellectual property infringement claims; and
-	Our ability to in-license or acquire additional products or commercial-stage products that we believe can be successfully developed and commercialized.

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to obtain regulatory approvals or commercialize our products.  Even if regulatory approvals are obtained, we may never be able to successfully commercialize any of our products.  Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of our products or any future products to continue our business.

Risks Associated with Our Common Stock

Our shares may be defined as "penny stock", the rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

Our shares may be defined as a "penny stock" under Section 15(g) of the Securities and Exchange Act of 1934, and rules of the Commission.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you have purchased.

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

Due to a limited amount of trading volume for our securities and may continue to be volatile you may have difficulty selling your shares.

There is limited trading volume of our securities, and as such the pricing is volatile and could fluctuate widely due to factors beyond our control and therefore may have a negative effect on your ability to sell your shares in the future and it also may have a negative effect on the price, if any, for which you may be able to sell your shares.  As a result an investment in the Shares may be illiquid in nature and investors could lose some or all of their investment in the Company.

Panther's operating subsidiary PubCo Reporting is under no requirement to fund the operations of Panther, the reporting entity and there is no immediate source of outside capital

Panther's operating subsidiary PubCo Reporting is a cash flow generating entity.  Although PubCo Reporting may generate cash flow it is under no compulsion to pay or satisfy any of the obligations of Panther that may arise through its creditors, equity unit holders or anyone else to which Panther may be obligated.  Panther is incurring obligations which are in excess of its cash resources and the Company has no immediate source of outside capital.

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

Our status as an "emerging growth company" under the JOBS Act OF 2013 may make it more difficult to raise capital when we need to do it.

Because of the exemptions from various reporting requirements provided to us as an "emerging growth company" and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We will not be required to comply with certain provisions of the Sarbanes-Oxley Act for as long as we remain an "emerging growth company."

We are not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Upon becoming a public company, We are required to comply with certain of rules relating to Sections 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made in our internal control procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an "emerging growth company" as defined in the JOBS Act.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an "emerging growth company." At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

As an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As an "emerging growth company" under the jumpstart our business startups act (JOBS), we are permitted to rely on exemptions from certain disclosure requirements.

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

Notwithstanding the above, we are also currently a "smaller reporting company," meaning that we are not an investment company, an asset-backed issuer, nor a majority-owned subsidiary of a parent company that is not a smaller reporting company, and has a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year.  If we are still considered a "smaller reporting company" at such time as we cease to be an "emerging growth company," we will be subject to increased disclosure requirements.  However, the disclosure requirements will still be less than they would be if we were not considered either an "emerging growth company" or a "smaller reporting company."  Specifically, similar to "emerging growth companies", "smaller reporting companies" are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2014; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in its SEC filings due to its status as an "emerging growth company" or "smaller reporting company" may make it harder for investors to analyze the Company's results of operations and financial prospects.

We will incur ongoing costs and expenses for SEC reporting and compliance, without increased revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

Going forward, the Company will have ongoing SEC compliance and reporting obligations, estimated as approximately $50,000 annually.  Such ongoing obligations will require the Company to expend additional amounts on compliance, legal and auditing costs.  In order for us to remain in compliance, we will require increased revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.  If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all.

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

Item 2.                  Properties

Panther's principal business and corporate address is 2801 Lakeside Drive, Suite 207B, Bannockburn, IL 60015; the telephone number is 312-371-6829.  The space is being provided by management on a rent free basis.

Panther does not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

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

Item 4.                  Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the pink sheets of OTC Markets Group.

Holders

As of May 31, 2015, there were approximately 41 stockholders of record and an aggregate of 4,662,500 shares of our common stock were issued and outstanding.   Of these common shares, 2,166,468 are restricted shares held by our officers and directors and 2,496,032  common shares are issued in registered form to approximately 30 unrelated investors, including 1,326,151 shares subject to various lock-up agreements.  The transfer agent of our company's common stock is Signature Stock Transfer Inc. at 2632 Coachlight Court, Plano, TX 75093.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended May 31, 2014, that were not otherwise disclosed on our current reports on Form 8-K filed during the year ended May 31, 2014.

During July and August 2013, we sold 1,025,000 shares at $0.02 per share for total proceeds of $20,500 under our recent S-1 Registration Statement offering.  On August 15, 2013, the Company closed its Offering and has not sold any additional shares under the Prospectus.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2014.

Item 6.                  Selected Financial Data

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table provides selected financial data about our company as of May 31, 2014 and 2013.

Balance Sheet Data:	May 31, 2014	May 31, 2013
Cash	$70,269	$12,331
Property, Plant and Equipment, Net	$8,971	$3,290
Total assets	$135,083	$24,677
Total liabilities	$87,834	$2,459
Stockholders' equity	$47,249	$22,218

Our increase in cash of $57,938 can be attributed to increased revenues during the year ended May 31, 2014.  Our property, plant and equipment increased due to purchasing new computer equipment during the year ended May 31, 2014.  Our liabilities increased $85,375 due to a $40,000 payment due and payable for management fees plus a $25,000 cash advance received from related parties.

The following summary of our results of operations, for the years ended May 31, 2014 and 2013, are as follows:

	Year Ended May 31,	Year Ended May 31,
	2014	2013
Revenue	$256,855	$73,496
Cost of revenue	55,031	13,177
Gross profit	201,824	60,319
Operating Expenses
Selling, general and administrative	182,634	38,591
Professional fees	20,529	28,520
Total operating expenses	203,163	67,111
Operating income /(loss)	(1,339)	(6,792)
Other Expense	(1,000)	-
Provision for income tax	-	-
Net Loss	$(2,339)	$(6,792)

Revenue

Our revenues are derived from our EDGAR, XBRL, and accounting services.  We earned revenues of $256,855 for the year ended May 31, 2014 compared to revenues of $73,496 for the year ended May 31, 2013.  Increased revenues for the year ended in 2014 can be attributed to our growing customer base due to the advertising and marketing initiatives we undertook during the year. Our customer base has increased by approximately 200% over the same period last year.

Gross profit

Gross profit is determined by subtracting our costs directly related to earning our revenue, which are our software licensing and contractor fees, from revenues generated. Our gross profit as a percentage of revenue was 79% and 82% for the years ended May 31, 2014 and May 31, 2013,  respectively.  Our gross profit has been relatively stable, but this has been due to keeping our contractor and software licensing costs low to this point.  We expect gross profit, as a percentage, to decrease as we rely more on contractors as a result of an increase in our customer base.

Expenses

Operating expenses for the year ended May 31, 2014, increased by $136,052 or 203% as compared to the comparative year ended May 31, 2013.  The increase in expenses can be attributed to mainly an increase in professional fees, management fees, office and communication expenses as we had expanded operations significantly as compared to the year ended 2013. We paid $76,143 in management fees to our two prior officers during the year ended May 31, 2014 compared to $7,483 in the year ended May 31, 2013.  Our professional fees decreased to $20,529 from $28,520 for the comparable period ended May 31, 2013 due to legal and accounting fees related to our recent S-1 registration statement not recurring in 2014.

Other expenses consisted of $1,000 related to a forfeited option for a license with Northwestern University.  The Company did end up licensing an asset from Northwestern University, pursuant to the subsequent events footnote to our financial statements.

Plan of Operation

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital and/or generate sufficient revenues to pay for our expenses. Our only source for cash at this time is investments by others and our revenues.  We must raise cash or increase our revenues to stay in business. We are currently in late stage discussions with several funding sources.  Although there are no guarantees that a capital transaction will be consummated, we are confident that the efforts being put forth will be successful.

Panther Biotechnology, Inc. is an early stage company that has active operations, limited revenue, limited financial backing and limited assets.  Through its wholly owned subsidiary, PubCo Reporting, it is an SEC EDGAR and XBRL and CSA SEDAR filing agent.   We also have started a biotechnology business and will grow and develop and be the main focus for Panther's operations.

We will endeavor to proceed with our plan of operations by locating alternative sources of financing and growth of our business through revenues.

Until the Company is properly capitalized, our officers and directors will also provide their labor at nominal charge.

We are a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  We estimate that these accounting, legal and other professional costs to be a minimum of $50,000 in the next year and will be higher, in the following years, if our business volume and activity increases.  Increased business activity could greatly increase our professional fees for reporting requirements, and this could have a significant impact on future operating costs.  The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will be dependent upon whether we can sustain and/or increase our sales revenue and raise the appropriate amount of capital.

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

At present, we only have enough cash on hand to cover costs associated with running the Pubco Reporting operations.

Liquidity and Capital Resources

On February 6, 2013, the Company filed a Prospectus as part of its Registration Statement on Form S-1 which the Company sought to raise $60,000 under the offering.  The Company sold 1,025,000 shares under the Prospectus, raising a total of $20,500.  On August 15, 2013, the Company closed its Offering and has not sold any additional shares under the Prospectus.

We received our initial funding of $13,000 through the sale of common stock to Christopher Ellerbeck, who purchased 200,000 and 1,400,000 shares of common stock at $0.005 per share on July 14, 2011 and May 31, 2012 respectively; and, Roldis Estevez, who purchased 1,000,000 shares of common stock on May 31, 2012 at $0.005 per share.

Currently we do not have sufficient capital to fund our business development for the next 12 months.  We feel we do have enough funds to cover our professional fees for the next 12 months.  The Company's operating subsidiary PubCo Reporting Services, Inc. is under no obligation to transfer funds to Panther Biotechnology, Inc., the holding company, funds to meet any of the obligations of the holding company.  We have no committed source of outside future financing.  Our current directors have provided some funds to cover some of the Company's costs.

Working Capital

	As at year ended May 31,
	2014	2013

Current Assets	$96,362	$21,387
Current Liabilities	$88,954	$2,459
Working Capital	$7,408	$18,928
Cash Flows
	Year Ended May 31, 2014	Year Ended May 31, 2013

Cash Flows from Operating Activities	$45,489	$(5,916)
Cash Flows used in Investing Activities	$(33,051)	(3,272)
Cash Flows from Financing Activities	$45,500	$20,750
Net Increase in Cash	$57,938	$11,562

On May 31, 2014, our Company's cash balance was $70,269 compared to $12,331 at May 31, 2013 and our total assets were $129,333 compared with $24,677 at May 31, 2013. The increase in cash and total assets was primarily due an increase in our operations for the year ended May 31, 2014 as compared to the year ended May 31, 2013.

On May 31, 2014, our Company had total liabilities of $88,954 compared with total liabilities of $2,459 as at May 31, 2013.

On May 31, 2014, our Company had a working capital of $7,408 compared with a working capital of $18,928 as at May 31, 2013. The increase in working capital was primarily attributed to an expansion of our business for the year ended May 31, 2014, resulting in higher cash and accounts receivable balances as compared to 2013.

Cash Flow from Operating Activities

During the year ended May 31, 2014, our Company provided $45,489 in cash from operating activities compared to $5,916 of cash used in operating activities during the year ended May 31, 2013. The increase in cash provided by operating activities was primarily attributed to maintaining much higher balances in our payables as of the end of the year.

Cash Flow from Investing Activities

During the year ended May 31, 2014, our Company used $33,051 cash for investing activities compared to $3,272 during the year ended May 31, 2013.  This was primarily related to the deposit of the acquisition of a license for $25,000 and for the purchase of new computers that are used in operations.

Cash Flow from Financing Activities

During the year ended May 31, 2014, our Company received $45,500 in cash in financing activities primarily from proceeds from the issuance of common shares plus funds advanced from related parties, compared to $20,750 for the period ended May 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.
In June 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-10 "Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". ASU 2014-10 eliminates all incremental financial reporting requirements for development stage entities by removing ASC Topic 915 "Development Stage Entities", from the FASB Accounting Standards Codification. The ASU 2014-10 clarified that the guidance in Topic 275 "Risks and Uncertainties" is applicable to entities that have not yet commenced operations. Accordingly, upon adopting the ASU 2014-10 and eliminating development stage information, entities should re-evaluate their disclosures under Topic 275. The Company decided to early adopt this pronouncement in the second quarter of 2014. As a result, cumulative information in the Company's statements of operations, its statements of cash flows and the notes to its unaudited consolidated financial statements was removed.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new standard requires management to assess the company's ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company's continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management's plans which may alleviate doubt regarding the company's ability to continue as a going concern. ASU 2014-15 is effective for years beginning after December 15, 2016. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8.                  Financial Statements and Supplementary Data

Panther Biotechnology, Inc.

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Panther Biotechnology, Inc.

We have audited the accompanying consolidated balance sheet of Panther Biotechnology, Inc. as of May 31, 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  Panther Biotechnology, Inc.'s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panther Biotechnology, Inc. as of May 31, 2014, and the results of its operations and its cash flows for the year the ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that Panther Biotechnology, Inc. will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, Panther Biotechnology, Inc. has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
 June 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Panther Biotechnology, Inc. (FKA NEF Enterprises, Inc.)

We have audited the accompanying consolidated balance sheet of NEF Enterprises, Inc. ("the Company") as of December 31, 2013 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panther Biotechnology, Inc. (FKA NEF Enterprises, Inc.) as of December 31, 2013,  and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had accumulated losses of $11,532 for the period ended December 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
August 28, 2013

Panther Biotechnology, Inc.
(formerly NEF Enterprises, Inc.)
Consolidated Balance Sheets

	May 31, 2014	May 31, 2013
ASSETS
Current Assets
Cash	$70,269	$12,331
Accounts receivable, net of allowance of $11,428 and $5,000, respectively	18,105	8,730
Prepaid expenses	7,988	326
Total current assets	96,362	21,387

Long-Term Assets
Property, plant and equipment, net of accumulated depreciation of $3,567 and $1,197, respectively	8,971	3,290
License deposit	24,000	-

Total Assets	$129,333	$24,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$52,595	$2,459
Deferred revenue	11,359	-
Related party advances	25,000	-
Total liabilities	88,954	2,459

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 4,662,500 and 3,637,500 shares issued and outstanding, respectively	4,663	3,638
Additional paid-in capital	49,587	30,112
Accumulated deficit	(13,871)	(11,532)
Total stockholders' equity	40,379	22,218

Total Liabilities and Stockholders' Equity	$129,333	$24,677

The accompanying notes are an integral part of these consolidated financial statements.

Panther Biotechnology, Inc.
(formerly NEF Enterprises, Inc.)
Consolidated Statements of Operations
For the Years Ended May 31, 2014 and 2013

	Year Ended May 31,	Year Ended May 31,
	2014	2013

Revenue	$256,855	$73,496
Cost of revenue	55,031	13,177
Gross profit	201,824	60,319

Operating expenses:
Selling, general and administrative	203,163	67,111
Total operating expenses	203,163	67,111

Operating loss	(1,339)	(6,792)

Other expense:
Loss on impairment of asset deposit	(1,000)	-

Net loss	$(2,339)	$(6,792)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	4,468,733	3,046,507

The accompanying notes are an integral part of these consolidated financial statements.

Panther Biotechnology, Inc.
(formerly NEF Enterprises, Inc.)
Consolidated Statement of Stockholders' Equity
For the Years Ended May 31, 2014 and 2013

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance – May 31, 2012	2,600,000	$2,600	$10,400	$(4,740)	$8,260
Common shares issued for cash	1,037,500	1,038	19,712	-	20,750
Net loss	-	-	-	(6,792)	(6,792)
Balance – May 31, 2013	3,637,500	3,638	30,112	(11,532)	22,218
Common shares issued for cash	1,025,000	1,025	19,475	-	20,500
Net loss	-	-	-	(2,339)	(2,339)
Balance – May 31, 2014	4,662,500	$4,663	$49,587	$(13,871)	$40,379

The accompanying notes are an integral part of these consolidated financial statements.

Panther Biotechnology, Inc.
(formerly NEF Enterprises, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended May 31, 2014 and 2013

	For the Year Ended May 31,	For the Year Ended May 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(2,339)	$(6,792)
Adjustments to reconcile net loss to net cash provided by / (used in) operations:
Bad debt expense	14,850	5,000
Depreciation and amortization	5,920	859
Impairment of asset deposit	1,000	-
Changes in assets and liabilities:
Accounts receivable	(24,225)	(8,382)
Prepaid expenses	(11,212)	1,688
Accounts payable and accrued expenses	50,136	2,336
Deferred revenue	11,359	(625)
Net cash proved by / (used in) operating activities	45,489	(5,916)

Cash Flows from Investing Activities:
Purchase of property and equipment	(8,051)	(3,272)
License deposit	(25,000)	-
Net cash used in investing activities	(33,051)	(3,272)

Cash Flows from Financing Activities:
Proceeds from related party advances	25,000	-
Proceeds from issuance of common stock	20,500	20,750
Net cash provided by financing activities	45,500	20,750

Net increase in cash	57,938	11,562

Cash at beginning of year	12,331	769

Cash at end of year	$70,269	$12,331

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Panther Biotechnology, Inc.
(formerly NEF Enterprises, Inc.)
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

Panther Biotechnology, Inc. (the "Company") was incorporated in the State of Nevada on July 11, 2011.  The Company was originally incorporated as New Era Filing Services Inc., changed its name to NEF Enterprises, Inc. on October 4, 2011 and then changed its name to Panther Biotechnology, Inc. on May 29, 2014.  The Company incorporated a wholly-owned subsidiary, PubCo Reporting Services, Inc., formerly known as New Era Filing Services, Inc., in Florida on November 20, 2012.

The Company is an early stage company that offers Securities Exchange Commission ("SEC") compliance filing services, through its wholly-owned subsidiary.  Our clients are companies and individuals with SEC reporting requirements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PubCo Reporting Services, Inc. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP").  These consolidated financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value, to be cash equivalents.

Concentrations of Credit Risks

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Accounts Receivable

Accounts receivable consist of charges for service provided to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company's customer credit worthiness, and current economic trends.  Based on management's review of accounts receivable, an $11,528 and $5,000 allowance for doubtful accounts was recorded at May 31, 2014 and 2013, respectively.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables. During the year ended May 31, 2014, the Company determined that $8,322 of accounts receivable were not collectible and recorded a direct write-off of the amount.

Deposits and Prepaid Expenses

Deposits represent advance payments made for the acquisition of assets.  Prepaid expenses include annual software costs that are paid up-front to the software licensor and are amortized over a twelve-month period.  Amortization expense of $3,550 and $0 was recognized in the years ended May 31, 2014 and 2013, respectively, related to prepaid software costs. The Company recognized $1,000 and $0 in impairment of deposits in the years ended May 31, 2014 and 2013, respectively, related to the expiration of option terms for a license agreement.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and estimated fair value.

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

It is common to have services paid in advance, in such cases, the Company defers revenue recognition until services have been performed.   As of May 31, 2014 and 2013, we recorded deferred revenue of $11,359 and $0 respectively.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $14,733 and $3,690 for the years ended May 31, 2014 and 2013, respectively.

Income Taxes

Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Loss per Share

Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the years ended May 31, 2014 and 2013, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be antidilutive.

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
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.
Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

In June 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-10 "Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". ASU 2014-10 eliminates all incremental financial reporting requirements for development stage entities by removing ASC Topic 915 "Development Stage Entities", from the FASB Accounting Standards Codification. The ASU 2014-10 clarified that the guidance in Topic 275 "Risks and Uncertainties" is applicable to entities that have not yet commenced operations. Accordingly, upon adopting the ASU 2014-10 and eliminating development stage information, entities should re-evaluate their disclosures under Topic 275. The Company decided to early adopt this pronouncement in the second quarter of 2014. As a result, cumulative information in the Company's statements of operations, its statements of cash flows and the notes to its unaudited consolidated financial statements was removed.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new standard requires management to assess the company's ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company's continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management's plans which may alleviate doubt regarding the company's ability to continue as a going concern. ASU 2014-15 is effective for years beginning after December 15, 2016. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.
NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a cumulative net loss since inception from operations of $13,871 and has required additional capital raises and advances from shareholders' to support its operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment assets consist of the following:

	May 31, 2014	May 31, 2013
Computer equipment and furniture	$12,538	$4,487

Less: accumulated depreciation	(3,567)	(1,197)
Computer equipment, net	$8,971	$3,290

Depreciation expense was $2,370 and $859 for the years ended May 31, 2014 and 2013, respectively.

NOTE 5 – RELATED PARTY ADVANCES

During the year ended May 31, 2014, certain officers, directors and shareholders of the Company advanced $25,000 to the Company which was paid to Northwestern University as a deposit for the acquisition of a license.  The license agreement contained an option exercisable by the Company to acquire a license related to certain patents held by Northwestern University.   The option payment was $1,000 and had a term of six months and the remaining $24,000 was an additional deposit to be applied to the final purchase price at closing.  The Company and Northwestern University were unable to come to terms for acquisition before the option expired.  Accordingly, the Company recorded an impairment of the option value of $1,000.  The Company and Northwestern University closed on the license agreement in January 2015.  See Note 8.  The related parties advances have no conversion provisions into equity, are due on demand and do not incur interest.

NOTE 6 - INCOME TAXES

Each of the three tax years the Company has been in operation are subject to examination by the Internal Revenue Service.  The Company has net operating losses that begin to expire on May 31, 2031.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net income/(loss) before provision for income taxes for the following reasons:

	May 31, 2014	May 31, 2013
Income tax benefit at statutory rate	$(795)	$(2,309)
Meals and entertainment	116	-
Temporary differences	(5,739)	-
Change in valuation allowance	6,418	2,309
Income tax expense per books	$-	$-)

Net deferred tax liabilities consist of the following components as of:
	May 31, 2014	May 31, 2013
NOL carryover	$10,339	$3,921
Valuation allowance	(10,339)	(3,921)
Net deferred tax liability	$-	$-

NOTE 7 – SHAREHOLDERS' EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 10,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

During the years ended May 31, 2014 and 2013, the Company issued a total of 2,062,500 common shares for $41,250 in cash as follows:

•	During August 2013, the Company issued to unaffiliated investors 1,025,000 shares of common stock at $0.02 per share for $20,500 in net cash proceeds.
•	During November 2012 to January 2013, the Company issued to unaffiliated investors 1,037,500 shares of common stock at $0.02 per share for $20,750 in net cash proceeds.

NOTE 8 – SUBSEQUENT EVENTS

License Agreement with Northwestern University

On January 26, 2015, the Company entered a license agreement with Northwestern University ("Northwestern"). Northwestern is the owner of certain patents and grants for cancer treatments of which the Company has obtained an exclusive license under a Patent Rights agreement and a non-exclusive license under a Know-How agreement (together the "Licensed Product").

According to the agreement, the Company must reach the following milestones to maintain the licenses:

a)	Raise funds of at least $3 million within the first 12 months of the closing date;

b)	Initiate Good Laboratory Practices in preclinical studies with a Licensed Product within 18 months of the closing date;

c)	File an Investigational New Drug application within 4 years of the closing date;

d)	First dosing of a patient in a Phase I clinical trial for a Licensed Product within 5 years of the closing date;

e)	First dosing of a patient in a Phase II clinical trial for a Licensed Product within 6 years of the closing date;

f)	First dosing of a patient in a Phase III clinical trial for a Licensed Product within eight years of the closing date;

g)	Submit a New Drug Application for a Licensed Product within 10 years of the closing date;

h)	Complete and submit to Northwestern a business plan for commercialization of a Licensed Product within 1 year of submission of a New Drug Application ("NDA") for such Licensed Product.

In consideration of the license granted by Northwestern, the Company shall pay to Northwestern the following:

a)	A non-creditable, non-refundable licensing fee of $24,000 within 30 days of the closing date (which was previously paid);

b)	The Company will issue to Northwestern a number of shares of its common stock that will represent 2% of the total outstanding shares of the Company and, in consideration of her role as co-founder and in anticipation of entering into a research agreement with Northwestern to support research in her laboratory, the Company will issue to Dr. Sui Huang a number of shares of common stock that will represent 2% of the total outstanding shares of the Company;

c)	The Company shall pay to Northwestern a non-creditable, non-refundable annual maintenance fee on each anniversary of the closing date according to the following schedule until the Company receives regulatory approval from the Federal Drug Administration (or foreign equivalent) ("Regulatory Approval") of the first Licensed Product(s):

Time Periods	Amount
1st anniversary	0
2nd-4th anniversaries	$7,000
5th and 6th anniversaries	$25,000
7th anniversary and each year thereafter	$50,000

In the first full calendar year following Regulatory Approval, Northwestern shall credit 1/12 of the annual maintenance fee paid by the Company against the minimal royalty payments (see item (e) below) due for each full month remaining between January 1 of that year and the anniversary of the closing date.

d)	The following non-creditable and non-refundable milestone payments upon the achievement of particular milestones in the development of Licensed Products (none of which have occurred):
(1)	$25,000 upon filing of Investigational New Drug application for a Licensed Product
(2)	$50,000 upon dosing first patient in Phase I trial (or foreign equivalent) for a Licensed Product
(3)	$100,000 upon dosing first patient in Phase II trial (or foreign equivalent) for a Licensed Product
(4)	$250,000 upon dosing first patient in Phase III trial (or foreign equivalent) for a Licensed Product
(5)	$1,500,000 upon Regulatory Approval of a Licensed Product

e)	Beginning the first full calendar year after Regulatory Approval of a Licensed Product in the United States, Canada, Japan, France, Germany, United Kingdom, Australia, or Italy, or the year 2025, whichever comes first, the Company shall pay to Northwestern minimum royalty payments of $200,000 per year, on a quarterly basis.

f)	The Company will reimburse Northwestern's out of pocket patent expenses totaling approximately $25,000 as of November 18, 2014. All future patent costs for the preparation, filing, prosecution, and maintenance of the Patent Rights, shall be borne by the Company. Payment will be deferred until the earlier of a) the date the Company closes on its first round of financing after the closing date or b) 1 year from the closing date;

g)	A running royalty of (a) 5% of net sales of Licensed Products if such Licensed Product is covered by Patent Rights in the country where such Licensed Product is manufactured or sold and (b) 2% of net sales of Licensed Products in all other countries. In the event that Licensee enters into other license agreements) with third parties with respect to intellectual property which in the Company's opinion is legally required for the manufacture, use or sale of Licensed Product(s), the Company may offset amounts paid to such third parties against earned royalties due Northwestern hereunder, by reducing Licensee's obligation to Northwestern by 0.25% for each 1% of royalty rate payable to third parties; provided, however, that in no event will the royalty rate otherwise due to Northwestern be less than 2.5%;

h)	In addition to the running royalties described above, 15% of any payments, including, but not limited to, sublicense issue fees or milestones received from sub licensees as consideration for Patent Rights or Licensed Products prior to filing of an NDA; 5% after filing an NDA;

i)	In the event of a corporate partnership for the development and/or commercialization of a Licensed Product, 10% of any payments received from such corporate partner as consideration for Patent Rights or Licensed Products. Payments received by the Company for equity and payments allocated solely for research are excluded;

j)	The Company subject to certain payments if the Company issues sublicenses, permit assignments on the agreement, or in the event of a corporate partnership for the development and /or commercialization of a licensed product.

k)	In the event of a permitted assignment of the agreement, 10% of any payments received from such assignee as consideration for Patent Rights or Licensed Products.

The agreement will continue in effect, on a country-by country basis, until the expiration of the last to expire of Patent Rights.

License Agreement with University of Rochester

On April 16, 2015, the Company entered into an exclusive patent license agreement with University of Rochester ("Rochester") effective as of the 31st day of March, 2015. Rochester grants to the Company a worldwide exclusive, royalty-bearing license, with the right to sublicense, for patents and technology related to the treatment of diabetes (the "Patent Products"). According to the agreement, the Company will reimburse Rochester for all mutually agreed fees and costs relating to the filing, prosecution, and maintenance of patent applications, including without limitation, interferences, oppositions, and reexaminations, and the maintenance and defense of patents in patent rights, including fees and cost incurred on, and after the closing date of the agreement.

As partial consideration for the rights conveyed by Rochester under this agreement, the Company agreed to issue 32,310 shares of the Company's common stock to Rochester as a one-time, non-refundable, non-creditable license issue fee valued at $200,000 based upon the average price per share in the week preceding the closing date. The transaction was completed on April 30, 2015. Rochester may not transfer the shares before August 30, 2016.

In addition to the above license fee, for the term of the agreement on an annual basis measured from the closing date of the agreement, the Company will pay at the beginning of the year a non-refundable minimum annual maintenance fee of $15,000 in cash or Company stock each year prior to the onset of clinical trials. Rochester will waive the pre-clinical trial annual maintenance fee if the Company spends at least $200,000 annually on the drug development that would impinge the patent rights conveyed.  After onset of clinical trials, the Company will pay a non-refundable minimum annual maintenance fee of $25,000 in cash or Company stock each year or part of year until the first product is commercialized and sales royalty payments begin. Annual maintenance fees paid in cash will be credited against the costs of maintaining the Patent Rights for that year.

During the term of this Agreement, the Company agrees to pay to Rochester an earned royalty of 5% of the first $10,000,000, 4% of the second $10,000,000, 3% of the third $10,000,000, 2% of the fourth $10,000,000 in net sales revenue produced from Patent Products, and l % of all remaining net sales revenue produced from Patent Products. Earned royalty payments are due and payable within 30 days of the end of each calendar quarter.

The Company agrees to pay to Rochester 50% of all cash and non-cash consideration derived from sublicenses granted by the Company in Patent Products, excluding earned royalties, loans, equity investments, and research and development support.

The Company agrees to pay Rochester the milestone payments per product as set forth below:

a)	If the Company sponsors Phase I, II and III clinical trials, the Company will pay $500,000 within 30 days of approval of any Patent Product;
b)	If the Company sells a controlling interest in or sublicenses substantially all of the Patent Products before the initiation of Phase II clinical trial, the Company will pay:
1)	$200,000 within 30 days of initiation of Phase II clinical trial;
2)	$200,000 within 30 days of initiation of Phase III clinical trial; and
3)	$300,000 within 30 days of approval of a Patent Product

The term of this Agreement will commence on the closing date and will end upon the latest of (i) expiration of the last-to-expire valid claim of the Patent Products; and (ii) the 10 year anniversary of commercial launch of any Patent Product.

Asset Purchase Agreement

On April 6, 2015, the Company entered into an asset acquisition agreement with Faulk Pharmaceuticals, Inc. ("Faulk"). The assets include 23 granted patents owned by Faulk, related to treatment of cancer, virus infections, and treatment of parasitic infections.

The Company agreed to issue 50,000 shares of common stock of the Company at the closing, which is anticipated to be in June 2015.   The shares may be sold by Faulk, assigned or transfer in the open market subject to compliance with securities laws and the following schedule:

1)	33% of the shares beginning 6 months after the closing date
2)	an additional 33% of the shares beginning 9 months after the closing date
3)	the remaining 34% of the shares beginning 12 months after the closing date
For each calendar year continuing until the date that is 10 years after the expiration of the last of the patents conveyed to the Company, a royalty on net revenue received by the Company in that year from the sales or licenses of any products commercialized by the Company, its successors or assignees as a direct result of the assets acquired or the technology or processes related to the assets acquired, in the following amount:

1)	5% of the first $10,000,000 in such net revenue;
2)	4% of the second $10,000,000 in such net revenue
3)	3% of the third $10,000,000 in such net revenue
4)	2% of the forth $10,000,000 in such net revenue and
5)	1 % of such net revenue in excess of $40,000,000
Capital stock issuances

On February 4, 2015, the Board of Directors approved the issuance of 1,345,000 shares of restricted common stock to the directors for their service. The shares will be earned as follows:

1)	33% of the restriction will be removed on February 4, 2016,
2)	an additional 33% of the restriction will be removed on February 4, 2017,
3)	and the final 34% of the restriction will be removed on February 4, 2018.

The closing price on February 4, 2015 was $2.60, the date of the grant.  As of the date of this filing, the shares have not been issued.

On April 2, 2015, the Board of Directors approved the issuance of 50,000 (as described above) shares to purchase the assets of Faulk. The shares will be valued on the date of closing of the purchase of the assets.  As of the date of this filing, the shares have not been issued.

On April 2, 2015, the Board of Directors approved the issuance of 260,000 shares of restricted common stock to two directors and officers of the Company for services. The shares will be earned as follows:

1)	33% of the restriction will be removed on April 2, 2016,
2)	an additional 33% of the restriction will be removed on April 2, 2017,
3)	and the final 34% of the restriction will be removed on April 2, 2018.

The closing share price on April 2, 2015 was $6.95, the date of the grant.  As of the date of this filing, the shares have not been issued.

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 11, 2014, the Board of Directors of Panther appointed GBH CPAs, PC as its registered public accounting firm replacing Sadler, Gibbs & Associates.

For the year ended May 31, 2013, and through the subsequent interim period through September 22, 2014, there were no (a) disagreements with Sadler Gibbs & Associates ("SGA") on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to SGA's satisfaction, would have caused SGA to make reference to the subject matter thereof in connection with its reports for such years; or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

Item 9A.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were not effective and that material weaknesses described below exists in our internal control over financial reporting based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management's Annual Report on Internal Control over Financial Reporting

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

Based on our evaluation under the frameworks described above, our management concluded that as of May 31, 2014, that our internal controls over financial reporting were not effective and that material weaknesses exists in our internal control over financial reporting.  The material weaknesses consists of controls associated with segregation of duties and a lack of written policies and procedures for internal controls.  To address the material weaknesses we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding this material weakness, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by the Company's registered public accounting firm pursuant to an exemption provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.                  Other Information

None.

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. There has been a significant change in the Board of Directors and officers since the fiscal year ending May 31, 2014.  The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Rainey (1)	President, Chief Executive Officer, Chief Financial Officer and Treasurer	48	May 20, 2014
Irwin Zalcberg (2)	Chairman of the Board	66	May 20, 2014
Jayesh Mehta, MD	Director	50	May 20, 2014
Richard Corbin	Director	38	January 12, 2015
David Barshis	Director	57	August 26, 2014
John Norton	Director	33	May 20, 2014
Heinz-Josef Lenz	Director	55	August 26, 2014
James Sapirstein	Director	53	May 20, 2014
Evan Levine	Chairman of the Board Director, President, Chief Executive Officer, Chief Financial Officer	49	February 4, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Richard Rainey – former President, Chief Executive Officer, Secretary and Treasurer

(1) Richard Rainey held the title of President, CEO, CFO, treasurer, from May 20, 2014 until his termination on February 12, 2015.  The Company is in a dispute with Mr. Rainey regarding his performance and termination from the Company.

Mr. Rainey is a Certified Public Accountant and has over twenty years of experience in forming, capitalizing and running biotechnology companies at all stages of development.  Mr. Rainey has worked for Pharmaceutical and Biotechnology companies in many capacities, most recently as Chief Executive Officer of a publicly traded company and Chief Operating and Financial Officer for multiple private companies.  As a CPA, Mr. Rainey has worked with multiple small, large and international companies providing consulting and business expertise.

Irwin Zalcberg – former Chairman of the Board

(2) Irwin "Izzy" Zalcberg resigned as the Chairman of the Board of the Company on June 1, 2015.  Mr. Zalcberg was a founding member of the Company.  Mr. Zalcberg is a well-known small cap investor, visionary stock market guru and cancer survivor, graduated from the University of Illinois with a BA in finance. Between 1971 and 1974, he worked at Merrill Lynch as an account executive. Thereafter, he worked on the floor of the Chicago Board of Trade (CBOE) representing Merrill Lynch's proprietary risk arbitrage department.

From 1975-1991 Mr Zalcberg was an independent floor trader on the CBOE and held a Chicago Board of Trade mini seat.

Mr Zalcberg is a survivor of Non -Hodgkin's Lymphoma.

Jayesh Mehta, M.D. – Director

Dr, Mehta is a professor of medicine with Northwestern University Feinberg School of Medicine.   Dr. Mehta is also a Director of the Hematopolietic Stem Cell Transplant Program and the Deputy Director of the Comprehensive Transplant Center with Northwestern Medicine.  Dr. Mehta did fellowships in Stem Cell Transplantation and Hematology at Hadassah University, in Jerusalem, Israel and the Royal Marsden Hospital in the United Kingdom.

Richard Corbin – Director

Mr. Corbin is a co-founder of Panther Biotechnology, Inc. and has over 15 years of investment analysis and operational experience with early state companies.  Currently, Mr. Corbin is the Chief Financial Officer and co-founder of Level Funded Health Partners, an institutionally backed national health insurance agency focused on bringing innovative healthcare cost solutions to small businesses.  Mr. Corbin all manages Corbin Capital LLC a fund focused on early stage and seed round investments.  Mr. Corbin holds a BBA from Mendoza College of Business at the University of Notre Dame and an MBA from DePaul's Keelstadt Graduate School for Business.

David Barshis – Director

Mr. Barshis is the President and COO of Arizona Isotopes Science Research Corp., a company which plans to build and operate a cyclotron facility for the manufacture and sale of medical isotopes.  Mr. Barshis is an accomplished senior healthcare executive with over 25 years of experience in organizing, building and managing life sciences businesses and brands in the United States and internationally.  As a consultant with a focus on startups and early-stage ventures over the past five years, he has helped to raise more than $50 million in venture funding and PIPE financings.  Mr.. Barshis brings a strong background in biotech/pharmaceuticals, as well as the vitamins, minerals and supplements (VMS0 and consumer (OTC0 pharmaceutical markets having led the startup of new enterprises, launched multiple new products and guided the growth of several iconic healthcare brands.   Prior to that, Mr. Barshis served in senior management roles for Warner Lambert, Procter & Gamble, Burroughs Wellcome Pharmaceuticals, Zila Pharmaceuticals and Sigma Tau Consumer Healthcare.  Mr. Barshis received his B.B.B A from the College of William and Mary and earned an MBA from the Kellogg School of Management at Northwestern University.

John Norton, Ph.D. – Director

Dr. Norton currently works as a Scientist for Bionomics Inc.  Prior to that Dr. Norton was a Scientist for a start-up, Eclipse Therapeutics, which was subsequently purchased by Bionomics Inc.  Dr. Norton is a co-founder of Panther Biotechnology, Inc. and was part, as a graduate student at Northwestern University, of the inventive team that created Numonafide, which has been licensed by the Company.  Dr. Norton has a PHD in Cancer Biology and Drug Discovery from Northwestern University.  Dr. Norton completed post–doctoral fellowship at UCSD Moores Cancer Center in the laboratory of Dennis Carson for three years.  Dr. Norton completed an Advanced Certification in Clinical Research at UCSD and has almost completed his MBA at USD.

Heinz-Josef Lenz, M.D. – Director

Dr. Heinz is the Associated Director for Adult Oncology and Co-Leader of the Gastrointestinal Cancers Program at the USC Morris.  Dr. Heinz is a Professor of Medicine and Preventive Medicine, Section Head of GI Oncology in the Division of Medical Oncology and Co-Director of the Colorectal Center at the Keck School of Medicine of the University of Southern California.  Dr. Heinz received his medical degree from Johannes-Gutenberg Universitat in Mainz, Germany in 1985.  Dr. Heinz completed his residency in Hematology and Oncology at the University Hospital Tubingen in Germany, a clerkship in Oncology at George Washington University in Washington D.C. and a clerkship in Hematology at Beth Israel Hospital of Harvard Medical School in Boston, Massachusetts.   Dr. Heinz also served subsequent fellowships in Biochemistry and Molecular Biology at the USC Morris.  Dr. Heinz has been awarded a number of honors and awards and is a member of a number of professional societies and has authored a number of peer-reviewed publications and papers.

James Sapirstein, R.Ph. – Director

Mr. Sapirstein is currently the Chief Executive Officer and a Director of Contravir Pharmaceuticals, Inc. since March 19, 2014. Mr. Sapirstein was the chief executive officer of Alliqua Inc., where he helped lead the transformation of transdermal wound care and drug delivery technology into a premier wound care organization from October 2012 to February 2014. Mr. Sapirstein was the chief executive officer of Tobira Therapeutics, a New Jersey based biopharmaceutical company focused on the development of novel HIV and infectious disease compounds, from October 2006 to April 2011. From June 2002 until May 2005, Mr. Sapirstein was Executive Vice President for Serono Laboratories where he led a team of over 100 professionals to rebuild a struggling HIV and pediatric growth hormone business.

Evan Levine – Chairman of the Board, President, Chief Executive Officer, Treasurer and Chief Financial Officer

Mr. Levine has served as a Director and our President, Chief Executive Officer and Chief Financial Officer since February 2015. Mr. Levine also became the Chairman of the Board on June 1, 2015.  Mr. Levine encompasses over two decades plus of in-depth expertise in strategic ventures, executive supervision, asset management and the institutional investment business. He is also the Founder and Managing Partner of Mark Capital LLC, a family office focused on microcap restructuring investment and management. Prior to joining Panther, from February 2013 until February 2015, Mr. Levine served as the Chairman of the Board and Chief Executive Officer of Valley Forge Composite Technologies, an entity in the aerospace and securities industries, where he architected and implemented a sophisticated bankruptcy restructuring and reorganization while managing multifarious complex litigation actions designed to return value to the decimated stakeholders. Prior, as Founder and Managing Partner of Mark Capital LLC, Mr. Levine has executed and orchestrated multiple corporate restructurings and change management dealings. From 2002 until 2008, Mr. Levine served in multiple roles including Chief Operating Officer, President, Chief Executive Officer, and Vice Chairman at Adventrx Pharmaceuticals, a publicly traded biotech company focused on oncology and antiviral drug development.

Employment Agreements

For the year ended May 31 2014, we had no formal employment agreements with any of our employees, directors or officers.

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

Compliance with Section 16(a) of the Exchange Act

Our Company's common stock is  registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Accordingly, officers, directors and principal shareholders are  subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

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

Our Code of Business Conduct and Ethics is attached hereto as Exhibit 14. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Panther Biotechnology, Inc., 2801 Lakeside Drive, Suite 207B, Bannockburn, IL 60015.

Board and Committee Meetings

Our Board of Directors currently consists of Messrs. Mehta, Corbin, Barshis, Lenz, Sapirstein and Levine and Norton. The Board held no formal meetings during the year ended May 31, 2014. As our company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  On February 2, 2015, the Board of Directors created theAudit Committee (consisting of Messrs. Barshis and Sapirstein), the Nominating and Governance Committee (consisting of Messrs. Levine, Mehta, Norton, Corbin and Lenz) and the Compensation Committee (consisting of Messrs. Levine, Sapirstein, Barshis and Corbin).  Each committee is to create their own charter, which have not been completed nor approved by the date hereof.

Nomination Process

As of May 31, 2014, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of the audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. Our newly established Audit Committee  is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome, at this time,  and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Item 11.                  Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2014 and 2013; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Rainey(1) FORMER President, Chief Executive Officer, Chief Financial Officer and Treasurer	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Christopher Ellerbeck(2) FORMER President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	2,000 Nil	2,000 Nil
Roldis Estevez(3) Secretary and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	1,000 Nil	1,000 Nil

(1)	Mr. Rainey became President, CEO, CFO and Treasurer effective May 20, 2014 and was terminated around February 12, 2015.
(2)
Mr. Ellerbeck has held the positions of Director since July 13, 2011 and of president, CEO, CFO, treasurer, since July 14, 2011.  He held the position of secretary from July 14, 2011 until June 1, 2013.  Effective May 20, 2014 he no longer served in any of these roles.

(3)	Mr. Estevez was appointed as secretary and a director of the Company on June 1, 2013. Effective May 20, 2014 he no longer served in any of these roles.

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

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended May 31, 2014.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended May 31, 2014.

Option Exercises and Stock Vested

During our fiscal year ended May 31, 2014 there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

As described in footnote 4 in Item 12 hereinafter, under the table of Beneficial Ownership, described the shares the directors have been granted, subject to certain vesting, for sitting on the Board of Directors and as committee members.

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

Compensation Committee

We currently do  have a compensation committee of the Board of Directors consisting of Messrs. Levine, Sapirstein, Barshis and Corbin.  This committee will establish executive compensation at the appropriate time..

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On May 20, 2014, substantially all of the shares of the outstanding common stock were transferred to new owners pursuant to securities purchase agreements.

The following table sets forth, as of May 31,  2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.

Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Rainey(2)	406,929 common shares Direct ownership	8.72%
Irwin Zalcberg(3)(4)	1,020,467 common shares Direct ownership	21.34%
Richard Corbin(3)(4)	514,507 common shares Direct ownership	10.18%
Jayesh Mehta(3)(4)	788,215 common shares Direct ownership	16.73%
John Norton (3)(4)	516,929 common shares Direct ownership	10.97%
David Barshis (3)(4)	235,000 common shares Direct ownership	4.80%
Heinz-Josef Lenz (3)(4)	110,000 common shares Direct ownership	2.33%
James Sapirstein (3)(4)	135,000 common shares Direct ownership	2.81%
Evan Levine (3)(4)	600,000 common shares Direct Ownership	11.40%

Directors and Executive Officers as a Group, excluding Mr. Rainey(1)	3,920,118 common shares	60.31% common shares

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 15, 2014. As of August 15, 2014, there were 4,662,500 shares of our company's common stock issued and outstanding.
(2)	Mr. Rainey had been President, CEO, CFO, treasurer, from May 20, 2014 until his termination on February 12, 2015; The Company is in a dispute with Mr. Rainey and is seeking his shares back for the Company.
(3)
Messrs. Zalcberg , Mehta, Norton and Sapirstein joined the Company as Directors on May 20, 2014. Mr. Zalcberg resigned from the Board on June 1, 2015.  Mr. Corbin joined the Company as a director on January 12, 2015.   Messrs. Barshis and Lenz joined the Board on August 26, 2014    Mr. Levine joined the Company on February 4, 2015.

(4)	The amounts included in each person's shares include shares granted by the Company for acting as board and committee members but not yet issued, and such shares have a three year vesting (1/3rd each year) for remaining on the Board, or with the Company. The amounts for each person listed under these provisions are as follows: Zalcberg-120,000, Corbin-120,000, Mehta-110,000, Norton-110,000, Barshis-235,000, Lenz-110,000, Sapirstein-135,000 and Levine-600,000. Mr. Zalcberg's shares were forfeited upon his resignation.

Changes in Control

On May 20, 2014, substantially all of the shares of the outstanding common stock were transferred to new owners pursuant to securities purchase agreements.

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

Corporate Governance

Messrs. Mehta, Corbin, Norton, Barshis, Lenz and Saperstein all qualify as Independent Directors in accordance with the NASDAQ Marketplace Rule 3200(a)(15).  Although the Company does not have in place an Audit Committee it is anticipated that this will be implemented in the next 12 months.

Item 14.                  Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2014 and 2013, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2014	Year Ended May 31, 2013
Audit Fees (1)	$18,000	$8,500
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0

Total	$18,000	$8,500

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

Our Audit Committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved or ratified by the Board of Directors either before or after the respective services were rendered.

Our Audit Committee and our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

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
(10) 10.1* 10.2* 10.3* (14)

Material Contracts
License Agreement between Northwestern University and the Company dated January 26, 2015
Exclusive License Agreement between the University of Rochester and the Company dated March 31, 2105
Asset Purchase Agreement between Faulk Pharmaceuticals, Inc. and the Company dated April 6, 2015
Code of Ethics

14.1	Incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2013 filing dated August 29, 2013.
(21)	Subsidiaries of the Company
21.1*	Subsidiary of the Company
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101	Interactive Data File
101**	Interactive Data File (Form 10-K for the year ended May 31, 2014 furnished in XBRL).
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

PANTHER BIOTECHNOLOGY, INC.
(Registrant)

Dated: June 15, 2015	/s/ Evan Levine
Evan Levine
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Evan Levine
Evan Levine
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: June 15, 2015	/s/ Evan Levine
Evan Levine
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Evan Levine
Evan Levine
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)