Form 10-Q
period 2014-08-31
PANTHER BIOTECHNOLOGY, INC.
filed 2015-06-15
CIK 1530981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-55074

PANTHER BIOTECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1221758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 LAKESIDE DRIVE, SUITE 207B, BANNOCKBURN, IL 60015
(Address of principal executive offices)

312-371-6829
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

As of June 10, 2015, there were 4,662,500 shares of the issuer's common stock, par value $0.001, outstanding.

PANTHER BIOTECHNOLOGY, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013

PART I – FINANCIAL INFORMATION

Item 1.                  Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Company's Form 10-K, filed with the SEC on June 15, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended May 31, 2015.

PANTHER BIOTECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013

(UNAUDITED)

PANTHER BIOTECHNOLOGY, INC.
Consolidated Balance Sheets (Unaudited)

	August 31,	May 31,
	2014	2014
ASSETS
Current Assets
Cash	$38,430	$70,269
Accounts receivable, net of allowance of $13,000 and $11,428, respectively	21,716	18,105
Prepaid expenses	13,268	7,988
Total current assets	73,414	96,362

Long-Term Assets
Property, plant, and equipment, net of accumulated depreciation of $4,579 and $3,567, respectively	7,959	8,971
License deposit	24,000	24,000

Total Assets	$105,373	$129,333

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$21,392	$52,595
Deferred revenue	13,187	11,359
Related party advances	35,000	25,000
Total liabilities	69,579	88,954

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
4,662,500 shares issued and outstanding	4,663	4,663
Additional paid-in capital	49,587	49,587
Accumulated deficit	(18,456)	(13,871)
Total stockholders' equity	35,794	40,379

Total Liabilities and Stockholders' Equity	$105,373	$129,333

The accompanying notes are an integral part of these consolidated financial statements.

PANTHER BIOTECHNOLOGY, INC.
Consolidated Statements of Operations For the Three Months Ended August 31, 2014 and 2013
(Unaudited)

	2014	2013

Revenue	$75,097	$42,711
Cost of revenue	19,586	5,736
Gross profit	55,511	36,975

Operating expenses
Selling, general and administrative	60,096	30,087
Total operating expenses	60,096	30,087

Operating income (loss)	(4,585)	6,888

Net income (loss)	$(4,585)	$6,888

Net income (loss) per common share, basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding, basic and diluted	4,662,500	3,893,750

The accompanying notes are an integral part of these consolidated financial statements.

PANTHER BIOTECHNOLOGY, INC.
Consolidated Statements of Cash Flows For the Three Months Ended August 31, 2014 and 2013
(Unaudited)

	2014	2013

Cash flows from operating activities:
Net income (loss)	$(4,585)	$6,888
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	1,572	2,000
Depreciation expense	1,012	374
Changes in operating assets and liabilities:
Accounts receivable	(5,183)	(6,511)
Prepaid expenses	(5,280)	(431)
Accounts payable and accrued liabilities	(31,203)	1,558
Deferred revenue	1,828	5,716
Net cash provided by (used in) operating activities	(41,839)	9,594

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from related party advances	10,000	-
Proceeds from issuance of common stock	-	20,500
Net cash provided by financing activities	10,000	20,500

Net increase (decrease) in cash and cash equivalents	(31,839)	30,094
Cash and cash equivalents at beginning of period	70,269	12,331

Cash and cash equivalents at end of period	$38,430	$42,425

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PANTHER BIOTECHNOLOGY, INC.
Notes to Consolidated Financial Statements
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

The Company's operations to date has been offering Securities Exchange Commission ("SEC") compliance filing services, through its wholly-owned subsidiary. The Company is pursuing the in-licensing of certain technologies so that they may be able to develop those technologies for treatments of patients with cancer and other life threatening diseases.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"). and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2014, as reported in the Form 10-K, have been omitted.

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

Accounts Receivable

Accounts receivable consist of charges for service provided to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company's customer credit worthiness, and current economic trends.  Based on management's review of accounts receivable, a $13,000 and $11,428 allowance for doubtful accounts was recorded at August 31, 2014 and May 31, 2014, respectively.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables. During the three months ended August 31, 2014 and 2013, the Company determined that $1,572 and $2,000, respectively, of accounts receivable were not collectible and recorded a direct write-off.

Deposits and Prepaid Expenses

Deposits represent advance payments made for the acquisition of assets.  Prepaid expenses include annual software costs that are paid up-front to the software licensor and are amortized over a twelve-month period.  Amortization expense of $5,280 and $0 was recognized during the three months ended August 31, 2014 and 2013, respectively, related to prepaid software costs.

Revenue Recognition

The Company recognizes revenue from the sale of services.  Revenue consists of SEC compliance services; focusing on corporate and individual reporting requirements. Sales income is recognized only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and
iv)	Collection is reasonably assured.

It is common to have services paid in advance, in such cases, the Company defers revenue recognition until services have been performed.

Earnings (Loss) per Share

Basic income (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. Diluted income (loss) per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the three months ended August 31, 2014, and therefore, basic and diluted loss per share for the period is the same, as all potential common equivalent shares would be antidilutive.

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

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a cumulative net loss since inception from operations of $18,456 and has required additional capital raises and advances from shareholders to support its operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment assets consist of the following:

	August 31, 2014	May 31, 2014
Computer equipment and furniture	$12,538	$12,538
Less: accumulated depreciation	(4,579)	(3,567)
Computer equipment, net	$7,959	$8,971

Depreciation expense was $1,012 and $374 for the three months ended August 31, 2014 and 2013, respectively.

NOTE 5 – RELATED PARTY ADVANCES

During the three months ended August 31, 2014, certain officers, directors and/or shareholders of the Company advanced $10,000 to the Company.  The advances have no conversion provisions into equity, are due on demand and do not incur interest.

NOTE 6 - INCOME TAXES

We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the three months ended August 31, 2014 and 2013.

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates that its net deferred tax assets at August 31, 2014, would be fully offset by a valuation allowance, there is no federal or state income tax expense or benefit for the three months ended August 31, 2014 and 2013.

As of August 31, 2014, the Company has U.S. net operating loss carry forwards of approximately $18,000 which begin to expire in 2031.

NOTE 7 – STOCKHOLDERS' EQUITY

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

The Company agreed to issue 50,000 shares of common stock of the Company at the closing, which is anticipated to be in June 2015.   The shares may be sold by Faulk, assigned or transfer in the open market subject to compliance with securities laws and the following schedule:

1)	33% of the shares beginning 6 months after the closing date;
2)	an additional 33% of the shares beginning 9 months after the closing date; and
3)	the remaining 34% of the shares beginning 12 months after the closing date.
For each calendar year continuing until the date that is 10 years after the expiration of the last of the patents conveyed to the Company, a royalty on net revenue received by the Company in that year from the sales or licenses of any products commercialized by the Company, its successors or assignees as a direct result of the assets acquired or the technology or processes related to the assets acquired, in the following amount:

1)	5% of the first $10,000,000 in such net revenue;
2)	4% of the second $10,000,000 in such net revenue;
3)	3% of the third $10,000,000 in such net revenue;
4)	2% of the forth $10,000,000 in such net revenue; and
5)	1 % of such net revenue in excess of $40,000,000.

Capital stock issuances

On February 4, 2015, the Board of Directors approved the issuance of 1,345,000 shares of restricted common stock to the directors for their service. The shares will be earned as follows:

1)	33% of the restriction will be removed on February 4, 2016,
2)	an additional 33% of the restriction will be removed on February 4, 2017, and
3)	the final 34% of the restriction will be removed on February 4, 2018.

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

On April 2, 2015, the Board of Directors approved the issuance of 260,000 shares of restricted common stock to two directors and officers of the Company for services. The shares will be earned as follows:

1)	33% of the restriction will be removed on April 2, 2016,
2)	an additional 33% of the restriction will be removed on April 2, 2017, and
3)	the final 34% of the restriction will be removed on April 2, 2018.

The closing share price on April 2, 2015 was $6.95, the date of the grant.  As of the date of this filing, the shares have not been issued.

ITEM 2.                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Annual Report, Form 10-K, as filed on June 15, 2015.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "NEF Enterprises," "Panther Biotechnology"  "we," "us," or "our" are to Panther Biotechnology, Inc.

Results of Operations

The following table provides selected financial data about our Company as of August 31, 2014 and May 31, 2014.

Balance Sheet Data:	August 31, 2014	May 31, 2014
Cash	$38,430	$70,269
Accounts receivable, net	$21,716	$18,105
Property, plant, and equipment, net	$7,959	$8,971
Total assets	$105,373	$129,333
Total liabilities	$69,579	$88,954
Stockholders' equity	$35,794	$40,379

The decrease in cash of $31,839 is attributed to the growth of our PubCo Reporting subsidiary and the payment of liabilities during the three-month period ended August 31, 2014.  Our increase in accounts receivable, net of allowance for bad debts of $3,611, was due to increased revenue in the period.  Our liabilities decreased $19,375 due to the pay down of payable and accrued liabilities.

The following summary of our results of operations, for the three months ended August 31, 2014 and 2013, should be read in conjunction with our consolidated financial statements, as included in this Form 10-Q.

The following summarizes our results of operations for the three months ended August 31, 2014 and 2013:

	2014	2013
Revenue	$75,097	$42,711
Cost of revenue	19,586	5,736
Gross profit	55,511	36,975
Total operating expenses	60,096	30,087
Net income (loss)	$(4,585)	$6,888

Revenue

Our revenues were derived from our EDGAR, XBRL, SEDAR and accounting services at our PubCo Reporting subsidiary.  We earned revenues of $75,097 and $42,711 during the three months ended August 31, 2014 and 2013, respectively.  The increase in revenues is attributed to our growing customer base due to the advertising and marketing initiatives we undertook during the previous year ended May 31, 2014.

Gross profit

Our gross profit as a percentage of revenue was 74% and 87% for the three months ended August 31, 2014 and 2013, respectively.  The current period decrease in gross profit as a percentage of revenue was primarily due to the increased costs in our software licensing and contractor fee services.  These costs increased during the current period due to increased costs on software licensing for XBRL.

Expenses

Operating expenses for the three months ended August 31, 2014, increased $30,009 or 100% as compared to the comparative period in 2013.  The increase in expenses can be attributed to mainly increased advertising and promotional fees, management fees, office and communication expenses as we have expanded operations significantly as compared to the period ended 2013.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us on which to base an evaluation of our performance. We are a development state company and generated limited revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in our rebranding efforts, and possible cost overruns due to the price and cost increases in supplies and services.

At present, we only have enough cash on hand to cover costs associated with running our operations at our PubCo Reporting operations..

Liquidity and Capital Resources

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

Working Capital
	As of	As of
	August 31,	May 31,
	2014	2014

Current Assets	$73,414	$96,362
Current Liabilities	69,579	88,954
Working Capital	$3,835	$7,408

Cash Flows
	For The Three Months Ended August 31,
	2014	2013

Cash flows from operating activities	$(41,839)	$9,594
Cash flows from financing activities	10,000	20,500
Net increase (decrease) in cash during period	$(31,839)	$30,094

As of August 31, 2014, the Company's cash balance was $38,430 compared to $70,269 as of May 31, 2014 and our total assets were $105,373 compared with $129,333 as of May 31, 2014. The decrease in cash and total assets was primarily due the pay down of payables and accrued liabilities for the three-month period ended August 31, 2014.

As of August 31, 2014, the Company had total liabilities of $69,579 compared with $88,954 as of May 31, 2014.  Our liabilities decrease $19,375 due to the use of cash to pay down payables and accrued liabilities.

As of August 31, 2014, the Company had working capital of $3,835 compared with $7,408 as of May 31, 2014. The decrease in working capital was primarily attributed to the pay down or payables and accrued liabilities during the three months ended August 31, 2014.

Cash Flow from Operating Activities

During the three months ended August 31, 2014, the Company used $41,839 in cash from operating activities, compared to the $9,594 of cash provided by operating activities during the three months ended August 31, 2013. The cash used from operating activities was attributed to the Company paying down prior accruals and payables in the current period.

Cash Flow from Financing Activities

During the three months ended August 31, 2014, the Company received $10,000 in cash from financing activities due from advances made by certain shareholders, compared to cash provided by financing activities of $20,500 for the three months ended August 31, 2013, due from again from advances made by certain shareholders.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

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

ITEM 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of August 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of August 31, 2014.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee, which has been rectified as of the filing date of this document, and the lack of a majority of outside directors on our board of directors, which has also been rectified by the filing date of this document, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended August 31, 2014.

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

PANTHER BIOTECHNOLOGY, INC.

Dated: June 15, 2015
/s/ Evan Levine
Evan Levine,
President and Chief Financial Officer
Principal Executive Officer
Principal Financial Officer