Form 10-Q
period 2014-11-30
PANTHER BIOTECHNOLOGY, INC.
filed 2015-06-15
CIK 1530981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

PANTHER BIOTECHNOLOGY, INC

FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013

PART I – FINANCIAL INFORMATION

Item 1.                  Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Company's , Form 10-K, filed with the SEC on June 15, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended May 31, 2015.

PANTHER BIOTECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013

(UNAUDITED)

PANTHER BIOTECHNOLOGY, INC.
Consolidated Balance Sheets (Unaudited)

	November 30,	May 31,
	2014	2014

ASSETS
Current Assets
Cash	$46,876	$70,269
Accounts receivable, net of allowance of $13,000 and $11,428, respectively	50,632	18,105
Prepaid expenses	7,943	7,988
Total current assets	105,451	96,362

Long-Term Assets
Property, plant, and equipment, net of accumulated depreciation of $5,559 and $3,567, respectively	8,276	8,971
License deposit	24,000	24,000

Total Assets	$137,727	$129,333

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$49,512	$52,595
Deferred revenue	12,972	11,359
Related party advances	35,000	25,000
Total liabilities	97,484	88,954

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
4,662,500 shares issued and outstanding, respectively	4,663	4,663
Additional paid-in capital	49,587	49,587
Accumulated deficit	(14,007)	(13,871)
Total stockholders' equity	40,243	40,379

Total Liabilities and Stockholders' Equity	$137,727	$129,333

The accompanying notes are an integral part of these consolidated financial statements.

PANTHER BIOTECHNOLOGY, INC.
Consolidated Statements of Operations For the Three and Six Months Ended November 30, 2014 and 2013
(Unaudited)

	Three months ended		Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013

Revenue	$110,362	$52,546	$185,459	$95,256
Cost of revenue	21,975	16,470	41,561	22,206
Gross profit	88,387	36,076	143,898	73,050

Operating expenses
Selling, general and administrative	83,938	38,036	144,034	68,122
Total operating expenses	83,938	38,036	144,034	68,122

Operating income (loss)	4,449	(1,960)	(136)	4,928

Net income (loss)	$4,449	$(1,960)	$(136)	$4,928

Net income (loss) per common share, basic and diluted	$0.00	$(0.00)	$(0.00)	$0.00

Weighted average number of common shares outstanding, basic and diluted	4,662,500	4,662,500	4,662,500	4,276,025

The accompanying notes are an integral part of these consolidated financial statements.

PANTHER BIOTECHNOLOGY, INC.
Consolidated Statements of Cash Flows For the Six Months Ended November 30, 2014 and 2013
(Unaudited)

	2014	2013

Cash flows from operating activities:
Net income (loss)	$(136)	$4,928
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	1,572	2,000
Depreciation expense	1,992	748
Changes in operating assets and liabilities:
Accounts receivable	(34,099)	(13,077)
Prepaid expenses	45	20
Accounts payable and accrued liabilities	(3,083)	6,241
Deferred revenue	1,613	1,685
Net cash provided by (used in) operating activities	(32,096)	2,545

Cash flows from investing activities:
Purchase of equipment	(1,297)	-
Net cash used in investing activities	(1,297)	-

Cash flows from financing activities:
Proceeds from related party advances	10,000	-
Proceeds from issuance of common stock	-	20,500
Net cash provided by financing activities	10,000	20,500

Net increase (decrease) in cash and cash equivalents	(23,393)	23,045
Cash and cash equivalents at beginning of period	70,269	12,331

Cash and cash equivalents at end of period	$46,876	$35,376

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Accounts Receivable

Accounts receivable consist of charges for service provided to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company's customer credit worthiness, and current economic trends.  Based on management's review of accounts receivable, a $13,000 and $11,428 allowance for doubtful accounts was recorded at November 30, 2014 and May 31, 2014, respectively.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables. During the three and six months ended November 30, 2014 and 2013, the Company determined that $0, $1,572, $0 and $2,000, respectively, of accounts receivable were not collectible and recorded a direct write-off.

Deposits and Prepaid Expenses

Deposits represent advance payments made for the acquisition of assets.  Prepaid expenses include annual software costs that are paid up-front to the software licensor and are amortized over a twelve-month period.  Amortization expense of $5,370, $10,650, $0 and $0 was recognized during the three and six months ended November 30, 2014 and 2013, respectively, related to prepaid software costs.

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

Earnings (Loss) per Share

Basic income (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. Diluted income (loss) per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the six months ended November 30, 2014, and therefore, basic and diluted loss per share for the period is the same, as all potential common equivalent shares would be antidilutive.

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

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a cumulative net loss since inception from operations of $14,007 and has required additional capital raises and advances from shareholders' to support its operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment assets consist of the following:

	November 30, 2014	May 31, 2014
Computer equipment and furniture	$13,835	$12,538
Less: accumulated depreciation	(5,559)	(3,567)
Computer equipment and furniture, net	$8,276	$8,971

Depreciation expense was $980, $1,992, $374 and $748 for the three and six months ended November 30, 2014 and 2013, respectively.

NOTE 5 – RELATED PARTY ADVANCES

During the six months ended November 30, 2014, certain officers, directors and/or shareholders of the Company advanced $10,000 to the Company.  The advances have no conversion provisions into equity, are due on demand and do not incur interest.

NOTE 6 - INCOME TAXES

We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the six months ended November 30, 2014 and 2013.

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates that its net deferred tax assets at November 30, 2014, would be fully offset by a valuation allowance, there is no federal or state income tax expense or benefit for the three and six months ended November 30, 2014 and 2013.

As of November 30, 2014, the Company has U.S. net operating loss carry forwards of approximately $14,000 which begin to expire in 2031.

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

The Company agreed to issue 50,000 shares of common stock of the Company at the closing, which is anticipated to be in June 2015.   The shares may be sold by Faulk, assigned or transfer in the open market subject to compliance with securities laws and the following schedule:

1)	33% of the shares beginning 6 months after the closing date,
2)	an additional 33% of the shares beginning 9 months after the closing date, and
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

All references in this Form 10-Q to the "Company," "NEF Enterprises," "Panther Biotechnology"  "we," "us," or "our" are to Panther Biotechnology, Inc.

Results of Operations

The following table provides selected financial data about the Company as of November 30, 2014 and May 31, 2014.

Balance Sheet Data:	November 30, 2014	May 31, 2014
Cash	$46,876	$70,269
Accounts receivable, net	$50,632	$18,105
Property, plant, and equipment, net	$8,276	$8,971
License deposit	$24,000	$24,000
Total assets	$137,727	$129,333
Total liabilities	$97,484	$88,954
Stockholders' equity	$40,243	$40,379

The decrease in cash of $23,393 is attributed to increased operations and pay down of payables for the six-month period ended November 30, 2014.  The increase in accounts receivable, net of $32,527, was due to increased revenue in the period attributable to our growing customer base due to our increased advertising and marketing initiatives.  Our liabilities increased $8,530 due mostly from advances from certain shareholders.

The following summaries of our results of operations, for the three and six months ended November 30, 2014 and 2013, should be read in conjunction with our consolidated financial statements, as included in this Form 10-Q.

For the Three Months Ended November 30, 2014 and 2013:

	2014	2013
Revenue	$110,362	$52,546
Cost of revenue	21,975	16,470
Gross profit	88,387	36,076
Total operating expenses	83,938	38,036
Net income (loss)	$4,449	$(1,960)

Revenue

Our revenues are derived from our EDGAR, XBRL, SEDAR and accounting services from our PubCo Reporting subsidiary.  We earned revenues of $110,362 and $52,546 for the three months ended November 30, 2014 and 2013, respectively.  The increase in revenues is attributed to our growing customer base due to the advertising and marketing initiatives we undertook during the previous year ended May 31, 2014.

Gross profit

Our gross profit as a percentage of revenue was 80% and 69% for the three months ended November 30, 2014 and 2013, respectively.  The current period increase in gross profit as a percentage of revenue was primarily due to increased revenues in services that provide higher margins as a result of increased accounting and bookkeeping services.

Expenses

Operating expenses, being selling, general and administrative expenses, for the three months ended November 30, 2014, increased $45,902 or 121% as compared to the comparative period in 2013.  The increase in expenses is primarily attributed to the increase in advertising and promotional fees, management fees, office and communication expenses as we have expanded operations significantly as compared to the period ended 2013 and to support the additional revenues.

For the Six  Months Ended November 30, 2014 and 2013:

	2014	2013
Revenue	$185,459	$95,256
Cost of revenue	41,561	22,206
Gross profit	143,898	73,050
Total operating expenses	144,034	68,122
Net income (loss)	$(136)	$4,928

Revenue

Our revenues are derived from our EDGAR, XBRL, SEDAR and accounting services from our PubCo Reporting subsidiary.  We earned revenues of $185,459 and $95,256 for the six months ended November 30, 2014 and 2013, respectively.  The increase in revenues is attributed to our growing customer base due to the advertising and marketing initiatives we undertook during the previous year ended May 31, 2014.

Gross profit

Our gross profit as a percentage of revenue was 78% and 77% for the six months ended November 30, 2014 and 2013, respectively.  The current period increase in gross profit as a percentage of revenue was relatively consistent to the same six month period end 2013.

Expenses

Operating expenses, consisting of selling, general and administrative expenses for the six months ended November 30, 2014, increased $75,912 or 112% as compared to the comparative period in 2013.  The increase in expenses is primarily attributed to the increase in professional fees, management fees, office and communication expenses, as we have expanded operations significantly as compared to the period ended 2013.

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

At present, we only have enough cash on hand to cover costs associated with running our PubCo Reporting subsidiary operations.

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

Working Capital
	As of	As of
	November 30,	May 31,
	2014	2014

Current Assets	$105,451	$96,362
Current Liabilities	$97,484	$88,954
Working Capital	$7,967	$7,408

Cash Flows
	For The Six Months Ended November 30,
	2014	2013

Cash flows provided by (used in) operating activities	$(32,096)	$2,545
Cash flows used in investing activities	$(1,297)	$-
Cash flows from financing activities	$10,000	$20,500
Net increase (decrease) in cash during period	$(23,393)	$23,045

As of November 30, 2014, the Company's cash balance was $46,876 compared to $70,269 as of May 31, 2014 and our total assets were $137,727 compared with $129,333 as of May 31, 2014. The increase in cash and total assets was primarily due increased revenues for the six-month period ended November 30, 2014.

As of November 30, 2014, the Company had total liabilities of $97,484 compared with $88,954 as of May 31, 2014.  Our liabilities increased $8,530 is mostly due to increase in related party advances.

As of November 30, 2014, the Company had working capital of $7,967 compared with $7,408 as of May 31, 2014. Our working capital has been fairly stable during the quarter ended November 30, 2014, as compared to May 31, 2014.

Cash Flow from Operating Activities

During the six months ended November 30, 2014, the Company used $32,096 in cash from operating activities,  compared to $2,545 of cash provided by operating activities during the six months ended November 30, 2013. The cash provided used for operating activities was attributed a substantial increase in accounts receivables as well as reduction in accounts payable due to the increase in revenues.

Cash Flow from Investing Activities

During the six months ended November 30, 2014, the Company used cash in investing activities of $1,297 for the purchase of new equipment for the PubCo Reporting subsidiary, compared to $0 of cash used in operating activities during the six months ended November 30, 2013.

Cash Flow from Financing Activities

During the six months ended November 30, 2014, the Company received $10,000 in cash from financing activities due from proceeds from advances by certain shareholders, compared to cash provided by financing activities of $20,500 for the six months ended November 30, 2013, due from proceeds from the issuance of common shares.

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

ITEM 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of November 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of November 30, 2014.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended November 30, 2014.

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
President and Chief Financial Officer.
Principal Executive Officer
Principal Financial Officer