Form 10-Q
period 2015-02-28
PANTHER BIOTECHNOLOGY, INC.
filed 2015-06-15
CIK 1530981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

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

PANTHER BIOTECHNOLOGY, INC

FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

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

PANTHER BIOTECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED)

PANTHER BIOTECHNOLOGY, INC.
Consolidated Balance Sheets (Unaudited)

	February 28,	May 31,
	2015	2014
ASSETS
Current Assets
Cash	$87,852	$70,269
Accounts receivable, net of allowance of $13,000 and $11,428, respectively	43,676	18,105
Prepaid expenses	3,506	7,988
Total current assets	135,034	96,362

Long-Term Assets
Property, plant, equipment, net of accumulated depreciation of $1,215 and $3,567, respectively	-	8,971
License deposit	24,000	24,000

Total Assets	$159,034	$129,333

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$187,967	$52,595
Deferred revenue	15,936	11,359
Related party advances	60,000	25,000
Total liabilities	263,903	88,954

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
4,662,500 shares issued and outstanding	4,663	4,663
Additional paid-in capital	49,587	49,587
Accumulated deficit	(159,119)	(13,871)
Total stockholders' equity (deficit)	(104,869)	40,379

Total Liabilities and Stockholders' Equity (Deficit)	$159,034	$129,333

The accompanying notes are an integral part of these consolidated financial statements.

PANTHER BIOTECHNOLOGY, INC.
Consolidated Statements of Operations For the Three and Nine Months Ended February 28, 2015 and 2014
(Unaudited)

	Three months ended		Nine Months Ended
	February 28,		February 28,
	2015	2014	2015	2014

Revenue	$83,020	$56,546	$268,479	$151,802
Cost of revenue	17,769	9,224	59,330	31,430
Gross profit	65,251	47,322	209,149	120,372

Operating expenses
Selling, general and administrative	210,363	23,818	354,397	91,940
Total operating expenses	210,363	23,818	354,397	91,940

Operating income (loss)	(145,112)	23,504	(145,248)	28,432

Provision for income taxes	-	9,700	-	9,700

Net income (loss)	$(145,112)	$13,804	$(145,248)	$18,732

Net income (loss) per common share, basic and diluted	$(0.03)	$0.00	$(0.03)	$0.00

Weighted average number of common shares outstanding, basic and diluted	4,662,500	4,662,500	4,662,500	4,403,434

The accompanying notes are an integral part of these consolidated financial statements.

PANTHER BIOTECHNOLOGY, INC.
Consolidated Statements of Cash Flows For the Nine Months Ended February 28, 2015 and 2014
(Unaudited)

	2015	2014

Cash flows from operating activities:
Net income (loss)	$(145,248)	$18,732
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	1,572	2,000
Depreciation expense	1,992	1,414
Stock-based compensation	139,804	-
Changes in operating assets and liabilities:
Accounts receivable	(27,143)	(18,323)
Prepaid expenses	4,482	(10,735)
Accounts payable and accrued liabilities	3,844	14,786
Income taxes payable	-	9,700
Deferred revenue	4,577	1,685
Net cash provided by (used in) operating activities	(16,120)	19,259

Cash flows from investing activities:
Purchase of equipment	(1,297)	(4,013)
Net cash used in investing activities	(1,297)	(4,013)

Cash flows from financing activities:
Proceeds from related party advances	35,000	-
Proceeds from issuance of common stock	-	20,500
Net cash provided by financing activities	35,000	20,500

Net increase in cash and cash equivalents	17,583	35,746
Cash and cash equivalents at beginning of period	70,269	12,331

Cash and cash equivalents at end of period	$87,852	$48,077

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing activities:
Property, plant, and equipment exchanged for settlement of accounts payable	$8,276	$-

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

Stock-based Compensation

The Company accounts for stock-based compensation for common stock issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of stock-based compensation transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Stock-based compensation to employees is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Accounts Receivable

Accounts receivable consist of charges for service provided to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company's customer credit worthiness, and current economic trends.  Based on management's review of accounts receivable, a $13,000 and $11,428 allowance for doubtful accounts was recorded at February 28, 2015 and May 31, 2014, respectively.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables. During the three and nine months ended February 28, 2015 and 2014, the Company determined that $0, $1,572, $0 and $2,000, respectively, of accounts receivable were not collectible and recorded a direct write-off.

Deposits and Prepaid Expenses

Deposits represent advance payments made for the acquisition of assets.  Prepaid expenses include annual software costs that are paid up-front to the software licensor and are amortized over a twelve-month period.  Amortization expense of $4,438, $15,088, $888 and $888 was recognized during the three and nine months ended February 28, 2015 and 2014, respectively, related to prepaid software costs.

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

Earnings (Loss) per Share

Basic income (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. Diluted income (loss) per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the nine months ended February 28, 2015, and therefore, basic and diluted loss per share for the period is the same, as all potential common equivalent shares would be antidilutive.

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

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a cumulative net loss since inception from operations of $159,119 and has required additional capital raises and advances from shareholders' to support its operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment assets consist of the following:

	February 28, 2015	May 31, 2014
Computer equipment and furniture	$1,215	$12,538
Less: accumulated depreciation	(1,215)	(3,567)
Computer equipment and furniture, net	$-	$8,971

Depreciation expense was $0, $1,992, $666 and $1,414 for the three and nine months ended February 28, 2015 and 2014, respectively.

During the nine months ended February 28, 2015 the Company exchanged net fixed assets of $8,276 in settlement of accounts payable.

NOTE 5 – LICENSE DEPOSIT

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

NOTE 6 – RELATED PARTY ADVANCES

During the nine months ended February 28, 2015, certain officers, directors and/or shareholders of the Company advanced $35,000 to the Company.  The advances have no conversion provisions into equity, are due on demand and do not incur interest.

NOTE 7 - INCOME TAXES

We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the three and nine months ended February 28, 2015 and 2014.

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates that its net deferred tax assets at February 28, 2015, would be fully offset by a valuation allowance, there is no federal or state income tax expense or benefit for the three and nine months ended February 28, 2015 and 2014.

As of February 28, 2015, the Company has U.S. net operating loss carry forwards of approximately $159,000 which begin to expire in 2031.

NOTE 8 – STOCKHOLDERS' EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 10,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Stock

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

The closing price per common share on February 4, 2015 was $2.60, or $3,497,000.  As of February 28, 2015 and through the date of this filing, the shares have not yet been issued.  Amortization of stock-based compensation of $139,804, was recorded for the three and nine months ended February 28, 2015.  As of February 28, 2015, $3,357,196 of unamortized cost remained.

NOTE 9 – SUBSEQUENT EVENTS

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
2)      $200,000 within 30 days of initiation of Phase III clinical trial; and
3)      $300,000 within 30 days of approval of a Patent Product.

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

For each calendar year continuing until the date that is 10 years after the expiration of the last of the patents conveyed to the Company, a royalty on net revenue received by the Company in that year from the sales or licenses of any products commercialized by the Company, its successors or assignees as a direct result of the assets acquired or the technology or processes related to the assets acquired, in the following amount:

1)	5% of the first $10,000,000 in such net revenue;
2)	4% of the second $10,000,000 in such net revenue;
3)	3% of the third $10,000,000 in such net revenue;
4)	2% of the forth $10,000,000 in such net revenue; and
5)	1% of such net revenue in excess of $40,000,000.

Capital Stock Issuances

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

All references in this Form 10-Q to the "Company," "NEF Enterprises," "Panther Biotechnology"  "we," "us," or "our" are to Panther Biotechnology, Inc.

Results of Operations

The following table provides selected financial data about the Company as of February 28, 2015 and May 31, 2014.

Balance Sheet Data:	February 28, 2015	May 31, 2014
Cash	$87,852	$70,269
Accounts receivable, net	$43,676	$18,105
Property, plant and equipment, net	$-	$8,971
Total assets	$159,034	$129,333
Total liabilities	$263,903	$88,954
Stockholders' equity	$(104,869)	$40,379

Our increase in cash of $17,583 is attributed to increased operations for the nine-month period ended February 28, 2015.  The increase in accounts receivable, net of allowance for bad debts, of $25,571 was due to increased revenue in the period attributable to our growing customer base due to our increased advertising and marketing initiatives.  Our liabilities increased $174,949 due to the requirements of our increase sales and the costs therewith and an increase from related party advances to assist in the operations of the Company.

The following summaries of our results of operations, for the three and nine months ended February 28, 2015 and 2014, should be read in conjunction with our consolidated financial statements, as included in this Form 10-Q.

For the Three Months Ended February 28, 2015 and 2014:

	2015	2014
Revenue	$83,020	$56,546
Cost of revenue	17,769	9,224
Gross profit	65,251	47,322
Total operating expenses	210,363	23,818
Operating income (loss)	(145,112)	23,504
Provision for income taxes	-	9,700
Net income (loss)	$(145,112)	$13,804

Revenue

Our revenues are derived from our EDGAR, XBRL, SEDAR and accounting services.  We earned revenues of $83,020 and $56,546 for the three months ended February 28, 2015 and 2014, respectively.  The increase in revenues is attributed to our growing customer base due to the advertising and marketing initiatives we undertook during the previous year ended May 31, 2014.

Gross profit

Our gross profit as a percentage of revenue was 79% and 84% for the three months ended February 28, 2015 and 2014, respectively.  The current period decrease in gross profit as a percentage of revenue was primarily due to increased revenues from our XBRL conversion services, which have a lower gross profit margin.

Expenses

Operating expenses for the three months ended February 28, 2015, increased by $186,545 as compared to the comparative period in 2014.  The increase in expenses is primarily attributed to increased advertising and promotional fees, management fees, office and communication expenses as we have expanded operations in our PubCo Reporting subsidiary significantly as compared to the period ended 2014 as well as a significant increase in stock-based compensation for directors and officers of the Company. Our selling, general, and administrative expenses increased from $23,818 to $210,363 for the comparable period ended February 28, 2015 due to a significant increase in stock-based compensation, advertising, office, telecommunications and meals and promotional expenses.

For the Nine Months Ended February 28, 2015 and 2014:

	2015	2014
Revenue	$268,479	$151,802
Cost of revenue	59,330	31,430
Gross profit	209.149	120,372
Total operating expenses	354,397	91,940
Operating income (loss)	(145,248)	28,432
Provision for income taxes	-	9,700
Net income (loss)	$(145,248)	$18,732

Revenue

Our revenues are derived from our EDGAR, XBRL, SEDAR and accounting services from our PubCo Reporting subsidiary.  We earned revenues of $268,479 and $151,802 for the nine months ended February 28, 2015 and 2014, respectively. The increase in revenues is attributed to our growing customer base due to the advertising and marketing initiatives we undertook during the previous year ended May 31, 2014.

Gross profit

Our gross profit as a percentage of revenue was 78% and 79% for the nine months ended February 28, 2015 and 2014, respectively.  Gross profit, as a percentage of revenue was relatively consistent to the same nine month period end 2014.

Expenses

Operating expenses for the nine months ended February 28, 2015, increased by $262,457 as compared to the comparative period in 2014.  The increase in expenses is attributed to increased professional fees, management fees, office and communication expenses, as we have expanded our PubCo Reporting subsidiary operations significantly as compared to the period ended 2014 as well as stock-based compensation to our directors and officers.  Our selling, general, and administrative expenses increased from $91,940 in February 28, 2014 to $354,397 for the comparable nine month period ended February 28, 2015 due to significant increases in stock-based compensation, advertising, management fees, office, telecommunications and meals and promotional expenses.

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

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our business development for the next 12 months.  We feel we do have enough funds to cover our professional fees for the next 12 months.  The Company's operating subsidiary PubCo Reporting Services, Inc. is under no obligation to transfer funds to Panther Biotechnology, Inc. the holding company, funds to meet any of the obligations of the holding company.  We have no committed source of outside future financing.  Our current directors have provided some funds to cover some of the Company's costs.

Working Capital
	As of	As of
	February 28,	May 31,
	2015	2014

Current Assets	$135,034	$96,362
Current Liabilities	263,903	88,954
Working Capital	$(128,869)	$7,408

Cash Flows
	For The Nine Months Ended February 28,
	2015	2014

Cash flows provided by (used in) operating activities	$(16,120)	$19,259
Cash flows used in investing activities	(1,297)	(4,013)
Cash flows from financing activities	35,000	20,500
Net increase in cash during period	$17,583	$35,746

As of February 28, 2015, the Company's cash balance was $87,852 compared to $70,269 as of May 31, 2014 and our total assets were $159,034 compared with $129,333 as of May 31, 2014. The increase in cash and total assets was primarily due to increased revenues for the nine-month period ended February 28, 2015.

As of February 28, 2015, the Company had total liabilities of $263,903 compared with $88,954 as of May 31, 2014.  Our liabilities increased $174,949 due to increase in operating accounts payable and accrued liabilities in support of our increase in revenues and an increase in advances from related parties.

As of February 28, 2015, the Company had a working capital deficit of $129,869 compared with $7,408 as of May 31, 2014. The decrease in working capital was primarily attributed to the increase in current liabilities as described above.

Cash Flow from Operating Activities

During the nine months ended February 28, 2015, the Company used $16,120 in cash from operating activities, compared to providing $19,259 of cash provided by operating activities during the nine months ended February 28, 2014. The cash used from operating activities was attributed to the company was from our increase in accounts receivable and a reduction in our accounts payable.

Cash Flow from Investing Activities

During the nine months ended February 28, 2015, the Company used cash in investing activities of $1,297, compared to $4,013 of cash used in operating activities during the nine months ended November 30, 2014.  The cash used in 2015 and 2014 was for the purchase of equipment for our PubCo Reporting subsidiary.

Cash Flow from Financing Activities

During the nine months ended February 28, 2015, the Company received $35,000 in cash from financing activities from advances from related parties, compared to cash provided by financing activities of $20,500 for the nine months ended February 28, 2014, due from proceeds from the issuance of common shares.

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

ITEM 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of February 28, 2015.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended February 28, 2015.

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