Form 10-K/A
period 2014-05-31
PANTHER BIOTECHNOLOGY, INC.
filed 2015-06-16
CIK 1530981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1
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

4,662,500 as of June 10, 2015

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Annual Report on Form 10-K (“Amended Report”) that we filed on June 15, 2015 (the "Original Report") in order to refile exhibits 10.1 and 10.3.  This Amended Report speaks as of the date of the Original Report and may not reflect events occurring after the filing of the Original Report, nor does it modify or update the disclosures presented therein, except with regard to the modifications described in this Explanatory Note. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

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
(10) 10.1* 10.2 10.3* (14)

Material Contracts
License Agreement between Northwestern University and the Company dated January 26, 2015
Incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 filing dated June 15, 2015.
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

PANTHER BIOTECHNOLOGY, INC.
(Registrant)

Dated: June 16, 2015	/s/ Evan Levine
Evan Levine
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Evan Levine
Evan Levine
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: June 16, 2015	/s/ Evan Levine
Evan Levine
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Evan Levine
Evan Levine
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

4