Form 10-K
period 2015-05-31
PANTHER BIOTECHNOLOGY, INC.
filed 2016-01-22
CIK 1530981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-186478

Panther Biotechnology, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	33-1221758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 Prospect Street, Suite 200, La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (858) 263-2744

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
 Yes [ ]     No [X]

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
Yes [  ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2014, was $NIL based on a $NIL average bid and asked price of such common equity, as of the last business day, November 30, 2014.  There was no bid or ask for our common shares during this quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

6,617,060 Common Shares as of January 20, 2016

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

All references in this Form 10-K to “company,” “Panther,” “we,” “us” or “our” mean Panther Biotechnology, Inc. and its subsidiary through which we conduct our activities, unless otherwise indicated.

Item 1.                  Business

Business Development

Panther Biotechnology, Inc. (“Panther”) was established to better serve the unmet medical needs of patients with the most difficult to treat types of cancer. Panther’s mission is to identify, license, and acquire undervalued molecules that are designed to heal without causing harm and are either optimized derivatives of existing products, repurposed approved products, products that did not meet clinical endpoints and also new classes of drugs. The favorable therapeutic index of Panther's allows use in combination with other drugs including immunotherapeutics for better and more durable responses. Panther has partnered with the Center for Developmental Therapeutics and the new Northwestern Medical Developmental Therapeutics Institute of Northwestern University and the University of Rochester.

Panther Biotechnology, Inc. was incorporated in the State of Nevada on July 11, 2011, as New Era Filing Services, Inc.  The Company changed its name to NEF Enterprises, Inc. on October 4, 2011, and on May 29, 2014 the Company changed its name again to Panther Biotechnology, Inc.  Panther incorporated a wholly owned subsidiary in the State of Florida on September 28, 2011, called New Era Filing Services, Inc. which changed its name to PubCo Reporting Services, Inc. (“PubCo Reporting”) on November 26, 2013.  PubCo Reporting was sold on June 1, 2015.  Our fiscal year end is May 31.  The Company's administrative address is 2801 Lakeside Drive, Suite 207B, Bannockburn, Illinois, 60015. The telephone number is 312-371-6829.  Our mailing address is 2801 Lakeside Drive, Suite 207B, Bannockburn, Illinois, 60015. The Company has also established a second location at 888 Prospect Street, La Jolla, CA 92037. The telephone number at this location is 858-263-2744. Panther plans to transition all corporate activity to the Greater San Diego area in 2016.

On March 23, 2015, the Board of Directors of Panther announced the hiring of Evan M. Levine as Chief Executive Officer as a first step in progressing the mission of the Company and its future growth. Mr. Levine brought over two decades of in-depth experience in executive management and the institutional investment business with expertise that includes initiating, restructuring, and managing corporate infrastructure with knowledge and skills to increase investor and shareholder net worth. Mr. Levine has executed and orchestrated corporate restructurings and change management dealings that resulted in the successful turnaround of several publicly traded companies. Mr. Levine acquired and reorganized the struggling biotech company, Adventrx Pharmaceuticals, with investment partners and architected the restructuring of the management, board of directors and the strategic development programs. This resulted in turning a pre-money valuation of less than $700,000 to a market capitalization high of over $550 million. Mr. Levine initiated the Brown Simpson Strategic Growth Fund with three investment partners and initial capital of $400,000 which increased to more than $650 million within three years. Mr. Levine has set a vision to build a world class biotechnology enterprise with the intention of moving molecules through the clinic and concurrently seeking development and commercialization partners.

On April 1, 2015, Panther announced the execution of an exclusive license agreement with Northwestern University in which Panther had previously purchased an option in 2014.  Under the terms of the agreement, Panther has licensed from Northwestern University the rights to develop and commercialize new technologies to enhance efficacy and decrease toxic side effects of a novel category of anti-cancer drugs. The licensed compounds, called Numonafides, are optimized derivatives of Amonafide, and are engineered to avoid acetylation and eliminate a toxic metabolite. Numonafides have demonstrated broad in vitro activity in blood, cervical, colon, gastric, liver, lung and skin cancers. Laboratory results suggest that the lead compound has a broad spectrum of anti-tumor activities with minimal toxicity and minimal chances of developing drug resistance. In addition, mouse models have demonstrated increased tumor response by Numonafide, as well as a great reduction in toxicities compared to Amonafide. The license is based on the issued US patents 8,420,665 and 8,829,025 filed under "Anti-Cancer Compounds." Panther is able to leverage its close relationships with Northwestern to conduct these activities. The Inventor of the technology, Dr. John Norton, and a prominent figure in the community, Dr. Jayesh Mehta, Director Hematopoietic Stem Cell Transplantation Program, Division of Hematology / Oncology, Northwestern University Feinberg School of Medicine, are on the Board of Directors of Panther. Also Andrew Mazar, Director of the Center of Developmental Therapeutics at Northwestern University is on the Scientific Advisory Board of Panther. The initial target indication is treatment refractory acute myelogenous leukemia (AML) and may include other cancers such as triple negative breast cancer, which have historically relied upon cancer therapies that produce severe side effects, as well as hepatocellular carcinoma, for which, there are no effective and minimally toxic systemic chemotherapeutics. The Company is in the process of planning additional pre-clinical studies and CMC activities to support an Investigational New Drug submission for 2016 with the intention of initiating a Phase 1 / 2 study in AML by the end of that year.

On April 7, 2015, Panther announced an agreement to acquire technology assets of Faulk Pharmaceuticals located in Raleigh, North Carolina. Panther closed on this acquisition on July 14, 2015.  The transaction provided Panther with a proprietary, multi-nationally patent protected, ligand-drug conjugate technology platform as well as a pipeline of drug product candidates that address unmet medical needs in oncology and autoimmune disease indications. The lead development program is a ligand-drug conjugate, TRF-DOX, a combination of transferrin glycoproteins with Doxorubicin for targeted delivery to tumors with the reduction of serious side effects. Clinical results demonstrate significant improvement over Doxorubicin. In a randomized, double blind, controlled study of patients with advanced FIGO stage IV ovarian cancer, the addition of either TRF-DOX or Doxorubicin to conventional chemotherapy was compared. Treatment with TRF-DOX resulted in a statistically significant increase in survival over Doxorubicin in patients with drug resistant ovarian cancer. In a non-blinded study in patients with acute leukemia, TRF-DOX was dosed at 10% of the usual dose and demonstrated an 87% decline in cancer cells circulating in the blood and no extension of the disease to bone marrow in 100% of the patients. TRF-DOX also exhibited a complete response of both the primary tumor and metastatic lesions in a patient with angiosarcoma after having failed three months of standard chemotherapy. TRF-DOX leverages the targeting ability of the plasma protein transferrin to deliver a powerful chemotherapeutic payload to cancerous cells. In vitro assays demonstrate growth inhibition of cancer cells that are resistant to other chemotherapies including Doxorubicin itself. Cytotoxicity studies demonstrate that a dose reduction of ten to one hundred-fold kills all cancer cells in multiple indications. In vivo studies demonstrate that TRF-DOX selectively binds tumors, inhibits tumor growth better than unmodified Doxorubicin, and increases survival. This improved therapeutic index suggests that further improvements in efficacy without added toxicity can be achieved. The Company is in the process of planning additional pre-clinical studies and CMC activities to support an Investigational New Drug submission for 2016 with the intention of initiating a phase 2 study in ovarian cancer by the end of that year and is also considering a phase 1a / 1b study in lung cancer.

On April 17, 2015, Panther announced the execution of an exclusive license agreement with the University of Rochester for a new drug candidate that selectively kills leukemic stem cells. Under the terms of the agreement, Panther has licensed from the University of Rochester, the rights to develop and commercialize a first in class new chemical entity with demonstrated powerful anti-leukemia activity. The licensed compound, called TDZD-8, is a small molecule engineered to kill leukemic stem cells. TDZD-8 has demonstrated broad and selective in vitro activity against many different types of leukemia. In addition, TDZD-8 has no significant toxicity in normal hematopoietic stem cells. The license is based on the pending US patent 12/374,002, pending EU patent 07810619.2, issued Australia patent 2007275686, and issued New Zealand patent 574619, all filed under "Thiadiazolidinone Derivatives." Studies of TDZD-8 were performed to determine the effects on different types of leukemia cells taken from patients (AML, bcCML, CLL and ALL), and on normal blood cells as well. All forms of leukemia cells were strongly inhibited and induced to die by TDZD-8, however, there was minimal effect on normal blood cells. Further, TDZD-8 was submitted for screening against the NCI60 panel and found to be selectively cytotoxic to leukemia cells and cells from related diseases. The compound does not greatly impact tumors derived from non-blood tissues. TDZD-8 is a kinase inhibitor and induces oxidative stress, causing its striking ability to induce the leukemia cells to die after less than 2 hours of exposure to the drug. The Company is in the process of planning additional pre-clinical studies and CMC activities to support an Investigational New Drug submission for 2016 with the intention of initiating a phase 1 study in AML and / or CML by the end of that year.

On July 1, 2015, Panther announced that it had entered into a letter of intent to acquire Alchemia Oncology Pty LTD, a subsidiary of Alchemia LTD listed on the Australian Stock Exchange. The transaction was brought to Panther Biotechnology by Tim Boyd of Blueprint Partners in Santa Monica and Venice, California, whom Panther engaged to seek potential acquisitions of Australian biotechnology candidates on a success fee basis. Mr. Boyd identified and negotiated directly with Alchemia and agreed on the transaction terms. Mr. Boyd subsequently presented those terms to Panther Biotechnology. Mr. Boyd guaranteed the due diligence and guaranteed a financing of $10,000,000 should Panther engage in the transaction with a short term guarantee of $500,000 simply to execute the term sheet. The agreement that Mr. Boyd negotiated required a final mutually agreed upon asset purchase agreement containing certain milestone achievements in the short term, including but not limited to a filing of an S-1 registration statement and applying for a listing on the NASDAQ. The acquisition consideration was $15,000,000 worth of Panther Biotechnology common shares which were generally trading around $5 per share during the relevant time. The guaranteed price of the first tranche of the Blueprint Partners financing was $5 per share. Panther believed the transaction to be of minimal risk.  However, initial failure of Blueprint to deliver the financing resulted in the failure to achieve certain milestones per the term sheet which then possibly subjected Panther to a break fee of $500,000 (which Panther takes the position that it is not liable if such fee were ever pursued). Panther was unable to agree upon the terms of the asset purchase agreement as well as unable to achieve the milestones on a timely basis due to both Alchemia withholding critical data and Mr. Boyd improperly misrepresenting his ability to deliver the requisite financing concurrent with the execution of the term sheet. In addition, Panther discovered questionable board relationships and practices amongst themselves and Mr. Boyd. Also, certain statements and actions from Alchemia appeared contradictory to the expectations of the relationship. During the relevant time, Panther made every attempt to understand and resolve the situation, however, Panther suspects that possible collusion amongst the parties made the transaction absolutely impossible to consummate. Although Panther is still willing to explore a relationship with Alchemia and remains interested in how the technology was originally represented, currently there is no negotiation or agreement in place. Panther believes it is entitled to damages. Panther has initiated litigation against Tim Boyd and Blueprint Partners and is determining whether other parties should be part of the litigation in any capacity. This is not expected to have a material impact on Panther.

Principal Products, Services and Their Markets

Historically, through our 100% wholly-owned subsidiary, PubCo Reporting Services, Inc., we have operated as a filing agent offering both EDGAR and XBRL services for filing and uploading on the U.S. SEC (Securities and Exchange Commission).  However, on June 1, 2015, we agreed to sell 100% of the subsidiary back to the former owners.  The subsidiary is considered a discontinued operation.

Panther owns and is planning on searching for additional in-licensing opportunities and new technology assets from universities or other companies and begin to develop the assets for the treatment of cancer and other life threatening diseases.  As of the date of this report the Company has entered into a License Agreement with Northwestern University for the in-licensing of certain patents and patent applications, an Exclusive Patent License Agreement with the University of Rochester for the license of certain patent rights and closed on an Asset Purchase Agreement with Faulk Pharmaceuticals, Inc. and acquired the right to miscellaneous patents and other assets as described herein.

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

Talent Sources and Names of Principal Suppliers

Panther believes there are many sources available to find the potential drugs that will comport to the Company’s business plan.  The Company will focus on Universities and private sector companies.

Dependence on One or a Few Major Customers

The Company is not dependent on any one customer and no customer accounts for more than ten (10%) of the Company’s revenues.

Patents, Trademarks, Licenses, Agreements or Contracts

Panther plans on in-licensing new certain technology assets from universities or other companies to begin to develop the assets for the treatment of cancer and other life threatening diseases.  As of the date of this report the Company has entered into a License Agreement with Northwestern University for the in-licensing of certain patents and patent applications, an Exclusive Patent License Agreement with the University of Rochester for the license of certain patent rights and closed on an Asset Purchase Agreement with Faulk Pharmaceuticals, Inc. and acquired misc. patents and other assets.

Governmental Controls, Approval and Licensing Requirements

The Company, through its biotechnology business will be subject to certain regulations in the future, as indicated herein and in the Risk Factors section below.

Research and Development Activities and Costs

We have spent no time on specialized research and development activities. Panther Biotechnology, Inc. future business operations are designed to evaluate attractive medical technologies for the treatment of cancer and will require a substantial amount of research and development.

Number of Employees

Panther has no employees, though two people currently work for Panther as officers at no current cost.  The officers and directors of Panther are currently donating their time to the development of the company, and intend to do whatever work is necessary in order to bring us to the point of earning revenues and raising capital.  We have no other employees.  Commencing in the next fiscal year, the two officers will be receiving compensation as described in Note 11 of the financial statements contained in this Form 10K.

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

Our new line of business is an early clinical-stage specialty biopharmaceutical company with limited or no operating history upon which you can evaluate our business and prospects.  We are not profitable and we expect to incur significant losses in the future for the foreseeable future. We anticipate financing our operations primarily through the sale of equity, convertible or debt securities.  However, there is no guaranty we will be successful in such financings.

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

Risks related to development, regulatory approval and commercialization.

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

The clinical and commercial success of our products will depend on a number of factors, including the following:

-	The ability to raise additional capital on acceptable terms, or at all;
-	Timely completion of our clinical trials, once commenced;
-	Whether the U.S. Food and Drug Administration or similar foreign regulatory agencies to conduct additional clinical trials beyond those planned to support the approval and commercialization of our products or future products;
-	Our ability to manufacture and scale the target and portfolio candidate products;
-	Acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our products by the FDA and similar foreign regulatory authorities;
-	Our ability to demonstrate to the satisfaction of the FDA and similar foreign authorities: 1) the safety and efficacy of our products or any future products, 2) the timely receipt of marketing approvals, and 3) the prevalence, duration and severity of potential side effects experienced with our products or future products;
-	Our ability to successfully commercialize our products or any future products in the United States and internationally;
-	Acceptance by physicians and patients of the benefits, safety and efficacy of our products or any future products, if approved, including relative to alternative and competing treatments;
-	Our ability to establish and enforce intellectual property rights in and to our products or any future products;
-	Our ability to avoid third-party patent interference or intellectual property infringement claims; and
-	Our ability to in-license or acquire additional products or commercial-stage products that we believe can be successfully developed and commercialized.

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

Our shares may be defined as a “penny stock” under Section 15(g) of the Securities and Exchange Act of 1934, and rules of the Commission.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you have purchased.

Market for penny stock has suffered in recent years from patterns of fraud and abuse.

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

Our status as an “emerging growth company” under the JOBS Act OF 2013 may make it more difficult to raise capital when we need to do it.

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

We will not be required to comply with certain provisions of the Sarbanes-Oxley Act for as long as we remain an “emerging growth company”.

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

Going forward, the Company will have ongoing SEC compliance and reporting obligations, estimated as approximately $75,000 annually.  Such ongoing obligations will require the Company to expend additional amounts on compliance, legal and auditing costs.  In order for us to remain in compliance, we will require increased revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.  If we are unable to generate sufficient revenues or raise additional capital to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all.

We are unlikely to pay dividends.

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

Item 2.                  Properties

Panther’s principal business and corporate address is 888 Prospect Street, La Jolla, CA 92037, telephone number 858-263-2744.  We rent this space on a month to month lease.  Our books and records are kept at 2801 Lakeside Drive, Suite 207B, Bannockburn, IL 60015; the telephone number is 847-582-9901.  This space is being provided by management on a rent free basis.

Panther does not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3.                  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, except for the litigation initiated against Tim Boyd and Blue Print Partners as earlier described. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.                  Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the pink sheets of OTC Markets Group.

Holders

As of May 31, 2015, there were approximately 41 stockholders of record and an aggregate of 4,662,500 shares of our common stock were issued and outstanding.  As of January 20, 2016, there were approximately 75 stockholders of record and an aggregate 6,692,060 shares of our common stock were issued and outstanding.  Of these common shares, 4,084,929 are restricted shares held by our officers and directors and 2,496,032 common shares are issued in registered form to approximately 30 unrelated investors, including 1,326,151 shares subject to various lock-up agreements.  The transfer agent of our company's common stock is Signature Stock Transfer Inc. at 2632 Coachlight Court, Plano, TX 75093.

Description of Securities

The authorized capital stock of our company consists of 100,000,000 shares of common stock, at $0.001 par value, and 10,000,000 shares of preferred stock, at $0.001 par value.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended May 31, 2015, that were not otherwise disclosed on any of our current reports either on Form 10Q’s or on Form 8-K filed during the year ended May 31, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended May 31, 2015 and 2014.

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

In accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements-Discontinued Operations, the Company reported the results of its PubCo Subsidiary operations as a discontinued operation.

Results of Operations

The following table provides selected financial data about our company as of May 31, 2015 and 2014.

Balance Sheet Data:	May 31, 2015	May 31, 2014	Increase (Decrease)
Cash	$22,815	$2,244	$20,571
Prepaid expenses	$20,000	$-	$20,000
Current assets from discontinued operations	$112,196	$94,118	$18,078
Property, plant, and equipment, net	$-	$68	$(68)
Intangible licenses, net	$400,840	$-	$400,840
License deposit	$-	$24,000	$(24,000)
Non-current assets from discontinued operations	$-	$8,903	$(8,903)
Total assets	$555,851	$129,333	$426,518

Accounts payable and accrued liabilities	$61,075	$480	$60,595
Stock payable	$4,528,383	$-	$4,528,383
Related party advances	$87,500	$25,000	$62,500
Current liabilities from discontinued operations	$40,512	$63,474	$(22,962)
Total liabilities	$4,717,470	$88,954	$4,628,516

Stockholders’ equity (deficit)	$(4,161,619)	$40,379	$(4,201,998)

Our increase in cash of $20,571 can be attributed to increased advances from related parties less the use in operations of the Company.  Our total liabilities increased $4,628,516 almost entirely due to the increase in stock payable for common shares granted (with restrictions) to various directors, officers, and consultants of the Company for services and intangible assets and the $62,500 increase in related party advances.

The following summary of our results of operations, for the years ended May 31, 2015 and 2014 are as follows:

	For the Year Ended May 31,		Increase
Statement of Operations Data:	2015	2014	(Decrease)
Revenue	$139	$-	$139
Total operating expenses	4,232,207	21,821	4,210,386
Other expense	-	1,000	(1,000)
Net loss from continued operations	(4,232,068)	(22,821)	(4,209,247)
Net income from discontinued operations	30,070	20,482	9,588
Net loss	$(4,201,998)	$(2,339)	$(4,199,659)

Revenue

Due to the start-up of the biomedical technology operations of the Company, we had minimal revenues for the period and presently do not anticipate any significant revenues for the immediate future.

Expenses

Operating expenses for the year ended May 31, 2015, increased by $4,210,386 as compared to the comparative year ended May 31, 2014.  The increase in expenses can be attributed primarily to stock-based compensation of $4,141,169 related to the grant of restricted common shares to various directors, officers, and consultants of the Company.

Other expenses in 2014 consisted of $1,000 related to a forfeited option for a license with Northwestern University.  The Company did end up licensing an asset from Northwestern University.

Discontinued Operations

Our PubCo Subsidiary, which has been reclassified as discontinued operations and was sold to its former owners on June 1, 2015, had an increase in net income of $9,588 from the year ended May 31, 2015 from May 31, 2014, due primarily to increased revenues and a reduction in certain operating expenses.

Plan of Operation

We are in the process of building a budget and timeline for development plans for the described product portfolio. We will be in a position to offer more details after completion of the next fundraising.

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital and/or generate sufficient revenues to pay for our expenses. Our only source for cash at this time is investments and loans by others.  We do not expect meaningful revenue for the current portfolio for the next seven years.  We must raise cash to stay in business. We are currently in late stage discussions with several funding sources.  Although there are no guarantees that a capital transaction will be consummated, we are confident that the efforts being put forth will be successful.

Panther Biotechnology, Inc. is an early stage company that has active operations, limited revenue, limited financial backing and limited assets.   We are a biotechnology business and will grow and develop.

We will endeavor to proceed with our plan of operations by locating alternative sources of financing and growth of our business through revenues.

We are a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  We estimate that these accounting, legal and other professional costs to be a minimum of $75,000 in the next year and will be higher, in the following years, if our business volume and activity increases.  Increased business activity could greatly increase our professional fees for reporting requirements, and this could have a significant impact on future operating costs.  The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will be dependent upon whether we can sustain and/or increase our sales revenue and raise the appropriate amount of capital.

Limited Operating History and Need for Additional Capital

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

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our business development for the next 12 months.  We have no committed source of outside future financing but continue to pursue such financing and are in discussions with various sources although there is no guaranty we will close on any of them.  Our current directors have provided some funds to cover some of the Company’s costs.  The following information does not include our PubCo Subsidiary, as its operations have been presented as Discontinued Operations.

Working Capital

	As of May 31,		Increase
	2015	2014	(Decrease)

Current assets from continued operations	$42,815	$2,244	$40,571
Current liabilities from continued operations	$4,676,958	$25,480	$4,651,478
Working capital deficit from continued operations	$(4,634,143)	$(23,236)	$(4,610,907)
Cash Flows
	For the Year Ended May 31,		Increase
	2015	2014	(Decrease)

Cash flows used in operating activities from continued operations	$(1,516)	$(541)	$(975)
Cash flows used in investing activities from continued operations	$-	$(25,000)	$25,000
Cash flows provided by financing activities from continued operations	$62,500	$45,500	$17,000

On May 31, 2015, the cash balance was $22,815 compared to $2,244 at May 31, 2014 and our total current assets from continued operations were $42,815 compared with $2,244 at May 31, 2014. The increase in cash and total current assets was primarily due an increase in advances from related parties less expenses for the Company.

On May 31, 2015, total liabilities from continued operations of $4,676,958 compared with total liabilities from continued operations of $25,480 as at May 31, 2014, the increase was primarily related to the $4,528,383 increase in stock payable related to the issuance of restricted shares to various directors, officers, and consultants of the Company for services and intangible assets.

On May 31, 2015, we had a working capital deficit from continued operations of $4,634,143 compared with a working capital deficit of $23,236 as of May 31, 2014. The increase in our working capital deficit was again primarily attributed to the increase in the stock payable for the issuance of grants of restricted shares to various directors, officers, and consultants of the Company for services and intangible assets.

Cash Flow from Operating Activities

During the year ended May 31, 2015, the Company had cash used in operating activities from continued operations of $1,516 as compared to cash used in operating activities from continued operations of $541 for the year ended May 31, 2014. The decrease was primarily attributed to corporate overhead at the Company, which was not in existence in the prior year.

Cash Flow from Investing Activities

During the year ended May 31, 2015, the Company had cash used in investing activities from continued operations of $0 as compared to cash used of $25,000 during the year ended May 31, 2014.  This decrease in cash used was primarily related to the deposit of the acquisition of a license for $25,000 paid in 2014.

Cash Flow from Financing Activities

During the year ended May 31, 2015, the Company had cash provided by financing activities from continued operations of $62,500 from funds advanced from related parties, compared to $45,500 of funds advanced from related parties for the year ended May 31, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.                  Financial Statements and Supplementary Data

Panther Biotechnology, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Panther Biotechnology, Inc.

We have audited the accompanying consolidated balance sheets of Panther Biotechnology, Inc. (the “Company”) as of May 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panther Biotechnology, Inc. as of May 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Panther Biotechnology, Inc. will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, Panther Biotechnology, Inc.  has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
 January 20, 2016

Panther Biotechnology, Inc.
Consolidated Balance Sheets

	May 31, 2015	May 31, 2014
ASSETS
Current Assets
Cash	$22,815	$2,244
Prepaid expenses	20,000	-
Current assets from discontinued operations	112,196	94,118
Total current assets	155,011	96,362

Non-Current Assets
Property, plant and equipment, net	-	68
Intangible licenses, net	400,840	-
License deposit	-	24,000
Non-current assets from discontinued operations	-	8,903
Total non-current assets	400,840	32,971

Total Assets	$555,851	$129,333

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$61,075	$480
Stock payable	4,528,383	-
Related party advances	87,500	25,000
Current liabilities from discontinued operations	40,512	63,474
Total liabilities	4,717,470	88,954

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 4,662,500 shares issued and outstanding	4,663	4,663
Additional paid-in capital	49,587	49,587
Accumulated deficit	(4,215,869)	(13,871)
Total stockholders’ equity (deficit)	(4,161,619)	40,379

Total Liabilities and Stockholders’ Equity (Deficit)	$555,851	$129,333

The accompanying notes are an integral part of these consolidated financial statements.

Panther Biotechnology, Inc.
Consolidated Statements of Operations
For the Years Ended May 31, 2015 and 2014

	2015	2014

Revenue	$139	$-

Operating expenses:
General and administrative expenses	4,221,765	21,416
Depreciation and amortization expense	10,442	405
Total operating expenses	4,232,207	21,821

Operating Loss	(4,232,068)	(21,821)

Other income (expense):
Loss on impairment of asset deposit	-	(1,000)
Total other expenses	-	(1,000)

Net loss from continuing operations	(4,232,068)	(22,821)
Net income from discontinued operations	30,070	20,482
Net loss	$(4,201,998)	$(2,339)

Net loss per common share, basic and diluted	$(0.90)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	4,662,500	4,468,733

The accompanying notes are an integral part of these consolidated financial statements.

Panther Biotechnology, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Years Ended May 31, 2015 and 2014

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance – May 31, 2013	3,637,500	$3,638	$30,112	$(11,532)	$22,218
Common shares issued for cash	1,025,000	1,025	19,475	-	20,500
Net loss	-	-	-	(2,339)	(2,339)
Balance – May 31, 2014	4,662,500	4,663	49,587	(13,871)	40,379
Net loss	-	-	-	(4,201,998)	(4,201,998)
Balance – May 31, 2015	4,662,500	$4,663	$49,587	$(4,215,869)	$(4,161,619)

The accompanying notes are an integral part of these consolidated financial statements.

Panther Biotechnology, Inc.
Consolidated Statements of Cash Flows
For the Years Ended May 31, 2015 and 2014

	2015	2014
Cash Flows from Operating Activities:
Net loss	$(4,201,998)	$(2,339)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	10,442	404
Impairment of license deposit	-	1,000
Stock-based compensation	4,141,169	-
Changes in operating assets and liabilities:
Accounts receivable	-	100
Prepaid expenses	(20,000)	-
Accounts payable and accrued liabilities	68,871	294
Net cash used in operating activities from continuing operations	(1,516)	(541)
Net cash used in operating activities from discontinued operations	(39,116)	(11,252)
Net cash used in operating activities	(40,632)	(11,793)

Cash Flows from Investing Activities:
License deposit	-	(25,000)
Net cash used in investing activities from continuing operations	-	(25,000)
Net cash used in investing activities from discontinued operations	(1,297)	(8,051)
Net cash used in investing activities	(1,297)	(33,051)

Cash Flows from Financing Activities:
Proceeds from related party advances	62,500	25,000
Proceeds from sale of common stock	-	20,500
Net cash provided by financing activities from continuing operations	62,500	45,500
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	62,500	45,500

Net increase in cash	20,571	656
Cash at beginning of year	2,244	1,588
Cash at end of year	$22,815	$2,244

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-
Non-cash Investing and Financing Activities:
Fixed assets sold in exchange for accounts payable	$8,276	$-
Purchase of intangible license with stock payable	$187,214	$-
Purchase of intangible license with stock payable	$200,000	$-
License deposit applied to purchase of intangible license	$24,000	$-

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

The Company is an early stage bio-medical technology company that pursues and is continuing to pursue in-licensing of certain technologies so that they may be able to develop those technologies for treatments of patients with cancer.  Panther’s current purpose is to better serve the unmet medical needs of patients with the most difficult to treat cancers.  Panther’s mission is to identify, license and acquire unique molecules that are designed to heal without causing harm and are either optimized derivatives of existing products, repurposed approved products or new classes of drugs.

The Company’s prior operations, through its wholly-owned subsidiary, PubCo Reporting Services, Inc. (“PubCo”), which is in the Securities Exchange Commission compliance filing services, was sold as of June 1, 2015 and is reflected as discontinued operations in these consolidated financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PubCo Reporting Services, Inc. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).  These consolidated financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Discontinued Operations

In accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements - Discontinued Operations, the Company reported the results of our PubCo subsidiary operations as discontinued operations.   On June 1, 2105, the Company sold its PubCo subsidiary.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairment of intangible assets was identified for the years ended May 31, 2015 and 2014.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value.

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 605, “Revenue Recognition”.  Revenue from discontinued operations consists of SEC compliance services; focusing on corporate and individual reporting requirements for our Discontinued Operations. Sales income is recognized only when all of the following criteria have been met:

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

Share-based Expenses

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Loss per Share

Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the years ended May 31, 2015 and 2014, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be antidilutive.

The Company had no potentially dilutive securities, such as options or warrants, currently issued and outstanding as of May 31, 2015 and 2014.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a cumulative net loss since inception of $4,215,869 and has required additional capital raises and advances from shareholders’ to support its operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

License Agreement with Northwestern University

On January 26, 2015, the Company entered into a license agreement with Northwestern University (“Northwestern”). Northwestern is the owner of certain patents and grants for cancer treatments of which the Company has obtained an exclusive license under a Patent Rights agreement and a non-exclusive license under a Know-How agreement (together the “Licensed Product”).

According to the agreement, the Company must reach the following milestones to maintain the licenses:

a)	Raise funds of at least $3 million by January 26, 2016. (The Company plans to request an extension from Northwestern but there is no guarantee that such extension will be granted);
b)	Initiate good laboratory practices in preclinical studies with a Licensed Product within 18 months of the closing date;
c)	File an Investigational new drug application within 4 years of the closing date;
d)	First dosing of a patient in a phase I clinical trial for a Licensed Product within 5 years of the closing date;
e)	First dosing of a patient in a phase II clinical trial for a Licensed Product within 6 years of the closing date;
f)	First dosing of a patient in a phase III clinical trial for a Licensed Product within eight years of the closing date;
g)	Submit a new drug application for a Licensed Product within 10 years of the closing date;

h)	Complete and submit to Northwestern a business plan for commercialization of a Licensed Product within 1 year of submission of a new drug application (“NDA”) for such Licensed Product.

In consideration of the license granted by Northwestern, the Company shall pay to Northwestern the following:

a)	A non-creditable, non-refundable licensing fee of $24,000 within 30 days of the closing date. The license fee was paid during the year ended May 31, 2014 and recorded as a license deposit. On January 26, 2015, the license deposit was capitalized as part of the intangible license purchase upon closing of the transaction.

b)	In partial consideration of the grant of the exclusive rights and license to the assigned patent rights and non-exclusive license to the know-how of Northwestern, the Company agreed to issue Northwestern a number of shares of its common stock that will represent 2% of the total outstanding shares of the Company and, in consideration of Dr. Sui Huang’s role as co-founder and in anticipation of entering into a research agreement with Northwestern to support research in Dr. Sui Huang’s laboratory, the Company will issue to Dr. Sui Huang a number of shares of common stock that will represent 2% of the total outstanding shares of the Company; The fair value of the 186,282 common shares, based on the January 26, 2015 closing stock price of $2.01, was $374,427. The Company recorded an intangible license asset in the amount of $187,214 for the shares owed to Northwestern and recorded share-based compensation of $187,213 for the shares owed to Dr. Sui Huang. As of May 31, 2015, none of these shares had been issued and a stock payable in the amount of $374,427 was recorded. On September 12, 2015, one of the Company’s shareholders, and former Chairman of the Board, transferred 186,282 common shares of his own on behalf of the Company for the 4% of outstanding shares to be issued above.

c)	The Company shall pay to Northwestern a non-creditable, non-refundable annual maintenance fee on each anniversary of the closing date according to the following schedule until the Company receives regulatory approval from the Federal Drug Administration (or foreign equivalent) (“Regulatory Approval”) of the first Licensed Product(s):

Time Periods	Amount
1st anniversary	0
2nd-4th anniversaries	$7,000
5th and 6th anniversaries	$25,000
7th anniversary and each year thereafter	$50,000

In the first full calendar year following Regulatory Approval, Northwestern shall credit 1/12 of the annual maintenance fee paid by the Company against the minimal royalty payments (see item (e) below) due for each full month remaining between January 1 of that year and the anniversary of the closing date.

d)	The following non-creditable and non-refundable milestone payments upon the achievement of particular milestones in the development of Licensed Products (none of which have occurred as of May 31, 2015 and through the date of this filing):

(1)	$25,000 upon filing of Investigational new drug application for a Licensed Product
(2)	$50,000 upon dosing first patient in Phase I trial (or foreign equivalent) for a Licensed Product
(3)	$100,000 upon dosing first patient in Phase II trial (or foreign equivalent) for a Licensed Product
(4)	$250,000 upon dosing first patient in Phase III trial (or foreign equivalent) for a Licensed Product
(5)	$1,500,000 upon Regulatory Approval of a Licensed Product

e)	Beginning the first full calendar year after Regulatory Approval of a Licensed Product in the United States, Canada, Japan, France, Germany, United Kingdom, Australia, or Italy, or the year 2025, whichever comes first, the Company shall pay to Northwestern minimum royalty payments of $200,000 per year, on a quarterly basis.

f)	The Company will reimburse Northwestern's out of pocket patent expenses totaling approximately $25,000 as of November 18, 2014. All future patent costs for the preparation, filing, prosecution, and maintenance of the Patent rights, shall be borne by the Company. Payment of out of pocket patent expenses will be deferred until the earlier of a) the date the Company closes on its first round of financing after the closing date or b) one year from the closing date. None of these events have occurred as of May 31, 2015 and through the date of this filing and the $25,000 reimbursement remains in deferral.

g)	A running royalty of (a) 5% of net sales of Licensed Products if such Licensed Product is covered by patent rights in the country where such Licensed Product is manufactured or sold and (b) 2% of net sales of Licensed Products in all other countries. In the event that Licensee enters into other license agreements) with third parties with respect to intellectual property which in the Company's opinion is legally required for the manufacture, use or sale of Licensed Product(s), the Company may offset amounts paid to such third parties against earned royalties due Northwestern hereunder, by reducing Licensee's obligation to Northwestern by 0.25% for each 1% of royalty rate payable to third parties; provided, however, that in no event will the royalty rate otherwise due to Northwestern be less than 2.5%;

h)	In addition to the running royalties described above, 15% of any payments, including, but not limited to, sublicense issue fees or milestones received from sub licensees as consideration for Patent Rights or Licensed Products prior to filing of an NDA; 5% after filing an NDA;

i)	In the event of a corporate partnership for the development and/or commercialization of a Licensed Product, 10% of any payments received from such corporate partner as consideration for patent rights or Licensed Products. Payments received by the Company for equity and payments allocated solely for research are excluded;

j)	The Company subject to certain payments if the Company issues sublicenses, permit assignments on the agreement, or in the event of a corporate partnership for the development and /or commercialization of a licensed product;

k)	In the event of a permitted assignment of the agreement, 10% of any payments received from such assignee as consideration for patent rights or Licensed Products.

The agreement will continue in effect, on a country-by country basis, until the expiration of the last to expire of patent rights. However, we maintain a close relationship with Northwestern, as they are a significant shareholder in the Company, the Inventor of the Licensed Products sits on our Board of Directors as well as a venerated Professor of Hematology at the Feinberg Medical School (Northwestern’s medical school).

Blue Print Partners Group

On April 7, 2015, the Company entered into a twelve-month consulting agreement with Blue Print Partners and its principal, Tim Boyd, to assist in, among other items, the daily merger and acquisition activities of the Company, raising capital, and the possible acquisition of pre-identified biotech assets.   Mr. Boyd was to be paid a signing fee of 6,250 shares of the Company’s common stock with a fair value of $50,000 on closing and a retainer of $12,500 per month plus out-of-pocket costs.  Mr. Boyd would also have been entitled to various success fees ranging from seven percent (7%) to ten percent (10%), based on the type of transaction, of the total value of any transaction, and would be payable in shares of the Company’s common stock.   Mr. Boyd would have earned a success fee of $100,000 plus 10% of the transaction value in the Company’s stock in the event of a closing of a transaction of an acquisition of an agreed upon target company, a success fee upon the closing of a financing of 5% cash or 10% in Company stock (7% cash or 12% stock for Mezzanine or Equity financing) if Boyd had introduced us to the investor or lender, or a success fee of $100,000 on the sale of any of the Company assets through Mr. Boyd.  None of these potential targets had been met by Mr. Boyd prior to the termination of this Agreement.  Due to Mr. Boyd’s improper and unauthorized activities in a number of transactions, the Company terminated this agreement on August 18, 2015, and informed Mr. Boyd he would not be receiving any shares and the Company demanded the return of $10,000 delivered to Mr. Boyd for the purposes of legal fees for a possible transaction.  The Company has instituted legal proceedings against Mr. Boyd due to a pattern of conduct by Mr. Boyd after the consulting agreement was signed that the Company believes was wholly improper and is seeking significant damages from Mr. Boyd for damages caused due to his actions.  The Company recorded a stock payable of $50,000 for the 6,250 signing fee shares and accrued $25,000 for the April and May retainer amounts due under the agreement as of May 31, 2015, pending resolution of this matter.

License Agreement with University of Rochester

On April 16, 2015, the Company entered into an exclusive patent license agreement with University of Rochester (“Rochester”). Rochester grants to the Company a worldwide exclusive, royalty-bearing license, with the right to sublicense, for patents and technology related to the treatment of diabetes (the “Patent Products”). According to the agreement, the Company will reimburse Rochester for all mutually agreed fees and costs relating to the filing, prosecution, and maintenance of patent applications, including without limitation, interferences, oppositions, and reexaminations, and the maintenance and defense of patents in patent rights, including fees and cost incurred on, and after the closing date of the agreement.

As partial consideration for the rights conveyed by Rochester under this agreement, the Company agreed to issue 25,437 shares of the Company’s common stock to Rochester as a one-time, non-refundable, non-creditable license issue fee valued at $200,000 based upon the average price per share during the week preceding the closing date, which was $7.86. Rochester may not transfer the shares before August 30, 2016.  The Company capitalized the $200,000 as an intangible license asset on the consolidated balance sheet.  As of May 31, 2015, the shares had not been issued and a stock payable of $200,000 was recorded.

In addition to the above license fee, for the term of the agreement on an annual basis measured from the closing date of the agreement, the Company will pay at the beginning of the following year a non-refundable minimum annual maintenance fee of $15,000 in cash or Company stock each year prior to the onset of clinical trials. Rochester will waive the pre-clinical trial annual maintenance fee if the Company spends at least $200,000 annually on the drug development that would impinge the patent rights conveyed.  After onset of clinical trials, the Company will pay a non-refundable minimum annual maintenance fee of $25,000 in cash or Company stock each year or part of year until the first product is commercialized and sales royalty payments begin. Annual maintenance fees paid in cash will be credited against the costs of maintaining the Patent Rights for that year.

During the term of this Agreement, the Company agreed to pay to Rochester an earned royalty of 5% of the first $10,000,000, 4% of the second $10,000,000, 3% of the third $10,000,000, 2% of the fourth $10,000,000 in net sales revenue produced from Patent Products, and l % of all remaining net sales revenue produced from Patent Products. Earned royalty payments are due and payable within 30 days of the end of each calendar quarter.

The Company agreed to pay to Rochester 50% of all cash and non-cash consideration derived from sublicenses granted by the Company in Patent Products, excluding earned royalties, loans, equity investments, and research and development support.

The Company agreed to pay Rochester the milestone payments per product as set forth below:

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
2)	$200,000 within 30 days of initiation of Phase III clinical trial; and
3)	$300,000 within 30 days of approval of a Patent Product

As of May 31, 2015, and through the date of this filing, none of the milestones noted above for Rochester have been met.

The term of this Agreement will commence on the closing date and will end upon the latest of (i) expiration of the last-to-expire valid claim of the Patent Products; or (ii) the 10 year anniversary of commercial launch of any Patent Product.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of May 31, 2015 and 2014:

	May 31, 2015	May 31, 2014
Intangible license (Northwestern transaction, see Note 4)	$187,214	$-
Northwestern deposit reclassed to intangible assets (see Note 4)	24,000	-
Intangible license (Rochester transaction, see Note 4)	200,000	-
Accumulated amortization	(10,374)	-
Intangible assets, net	$400,840	$-

The Company is amortizing the intangible licenses over the 10 year term of the license agreements with Northwestern and Rochester, see Note 4.  The Company recorded amortization of $10,374 and $0, respectively, for the years ended May 31, 2015 and 2014.

NOTE 6 – RELATED PARTY ADVANCES

As of May 31, 2015 and 2014, total advances from certain officers, directors and shareholders of the Company were $87,500 and $25,000, respectively, which was used for payment of general operating expenses.  The related parties advances have no conversion provisions into equity, are due on demand and do not incur interest.

NOTE 7 – STOCK PAYABLE

On January 26, 2015, the Company entered a license agreement with Northwestern University, see Note 4. As part of the agreement, the Company agreed to issue 186,282 shares, for which it recorded as an intangible license asset in the amount of $187,214 for the shares owed to Northwestern and recorded share-based compensation of $187,213 for shares owed to Dr. Sui Huang.  As of May 31, 2015, none of these shares had been issued and a stock payable in the amount of $374,427 was recorded.  On September 12, 2015, one of the Company’s shareholders, and former Chairman of the Board, transferred 186,282 common shares of his own on behalf of the Company for the 4% of outstanding shares to be issued above.

On February 4, 2015, the Board of Directors approved the issuance of 1,320,000 shares of restricted common stock, with a fair market value of $3,432,000 based on our stock closing price of $2.60, to the directors and the Chairman of the board for their services. The shares will vest monthly and be amortized over the following periods:

1)	33% of the restriction will be removed on February 4, 2016,
2)	an additional 33% of the restriction will be removed on February 4, 2017,
3)	and the final 34% of the restriction will be removed on February 4, 2018.

On February 12, 2015, the Board of Directors approved the issuance of 280,000 shares of restricted common stock, with a fair market value of $1,069,600 based on our stock closing price of $3.82, to the CEO for services. The shares will vest monthly and be amortized over the following periods:

1)	33% of the restriction will be removed on February 12, 2016,
2)	an additional 33% of the restriction will be removed on February 12, 2017,
3)	and the final 34% of the restriction will be removed on February 12, 2018.

On April 2, 2015, the Board of Directors approved the issuance of 260,000 shares of restricted common stock, with a fair market value of $1,807,000 based on our stock closing price of $6.95, to a consultant and the CFO of the Company for services. The shares will vest monthly and be amortized over the following periods:

1)	33% of the restriction will be removed on April 2, 2016,
2)	an additional 33% of the restriction will be removed on April 2, 2017,
3)	and the final 34% of the restriction will be removed on April 2, 2018.

As of May 31, 2015, a stock payable in the amount of $1,047,167 was recorded for the vested shares related to the transactions above on February 4th, February 12th, and April 2nd, for which none of the shares had been issued as of May 31, 2015.  Unamortized share-based compensation of $5,009,720 remained as of May 31, 2015 for unvested common shares.

On April 7, 2015, the Company entered into a twelve-month consulting agreement with Blue Print Partners, see Note 4.  Per the terms of the agreement, the Company granted 6,250 common shares, with a fair market value of $50,000 based on our stock closing price of $8.00, as a signing fee and recorded a stock payable of $50,000.  All shares remained unissued as of May 31, 2015.

On April 16, 2015, the Company agreed to issue 25,437 shares of the Company’s common stock to Rochester as a one-time, non-refundable, non-creditable license issue fee valued at $200,000 based upon the average price per share during the week preceding the closing date, which was $7.86, see Note 4. The Company capitalized the $200,000 as an intangible license asset on the consolidated balance sheet.  As of May 31, 2015, the shares had not been issued and a stock payable of $200,000 was recorded.

During the year ended May 31, 2015, the Company granted 488,340 common shares to various individuals for services with a fair value of $2,856,789.  The shares remained unissued as of May 31, 2015 and a stock payable was recorded.

NOTE 8 – INCOME TAXES

We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the years ending May 31, 2015 and 2014.

Each of the three tax years the Company has been in operation are subject to examination by the Internal Revenue Service.  The Company has net operating losses of approximately $100,000 that begin to expire on May 31, 2031.  The change in the Company’s valuation allowance for the years ended May 31, 2015 and 2014 was $94,735 and $18,876, respectively.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net income/(loss) before provision for income taxes for the following reasons:

	May 31, 2015	May 31, 2014
Income tax benefit at statutory rate	$(1,428,679)	$(795)
Meals and entertainment	(1,417)	116
Temporary differences	1,397,886	(5,739)
Change in valuation allowance	32,210	6,418
Income tax expense	$-	$-

Net deferred tax assets at statutory rates consisted of the following components as of:
	May 31, 2015	May 31, 2014
NOL carryover	$42,549	$10,339
Valuation allowance	(42,549)	(10,339)
Net deferred tax asset	$-	$-

NOTE 9 – SHAREHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 10,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

NOTE 10 – DISCONTINUED OPERATIONS

On June 1, 2015, the Board of Directors determined that is would cease all operations and sell its PubCo subsidiary.  The Company’s board of directors decided that is was in the best interest of the Company to sell PubCo due to the operations not fitting into the mission and future business operations of the Company.  The summarized operating results for discontinued operations for PubCo are as follows:

	For the Year Ended May 31,
	2015	2014
Revenue	$387,909	$256,855
Cost of revenue	86,792	55,031
Gross profit	301,117	201,824

Operating Expenses
Selling, general and administrative	271,047	181,342
Total operating expenses	271,047	181,342
Net income	$30,070	$20,482

Summary of assets and liabilities of discontinued operations is as follows:

Balance Sheet Data:	As of May 31, 2015	As of May 31, 2014
Cash	$59,987	$68,025
Receivables	$46,295	$18,105
Prepaid expenses	$5,914	$7,988
Property, plant and equipment, net	$-	$8,903
Total assets	$112,196	$103,021
Total liabilities	$40,512	$63,474

NOTE 11 – SUBSEQUENT EVENTS

On June 1, 2015, the Company entered into a stock purchase agreement to sell 100% of the outstanding common shares of its wholly owned subsidiary, PubCo Reporting Services, Inc., for $10.  As a result of the transaction, the Company recorded a loss on deconsolidation in the amount of $71,674 in June 2015.

In June 2015, the Company entered into consulting agreements with two individuals to provide the following services, one for the city of Kansas City, and one for the balance of the greater area of Missouri:

(1)	In a capacity of investor relations, facilitating and coordinating conference calls, one on one meetings, and group meetings between the Company and potential public market investors.
(2)	In a capacity of business development, facilitating and coordinating conference calls, one on one meetings, and group meetings between the Company and potential synergistic corporate alliances.
(3)	In a capacity of product development, facilitating and coordinating conference calls, one on one meetings, and group meetings between the Company and potential medical alliances such as physicians, nurses and medical executives.

Each consultant was compensated with an initial amount of 3,000 common shares of the Company, with a fair market value of $34,800 based on our stock closing price of $5.80, upon execution of their agreements and these shares were issued on July 6, 2015.  The consultants will also each be paid 1,000 common shares a month, until the agreements are terminated, which are terminable by either party at any time and as of the date of this filing 12,000 accrued shares had yet to be issued.

Alchemia Oncology / Blueprint Partners

On June 27, 2015, the Company entered into a binding term sheet to acquire Alchemia Oncology Pty LTD (“Alchemia”), a subsidiary of Alchemia LTD listed on the Australian Stock Exchange. The transaction was brought to the Company by Tim Boyd of Blueprint Partners, whom the Company engaged to seek potential acquisitions of Australian biotechnology candidates on a success fee basis, see Note 4.  Mr. Boyd identified and negotiated directly with Alchemia and agreed on the transaction terms. Mr. Boyd subsequently presented those terms to the Company.  Mr. Boyd guaranteed the due diligence and a financing of $10,000,000 should the Company engage in the transaction, with a short term guarantee of $500,000 simply to execute the term sheet. The agreement that Mr. Boyd negotiated required a final mutually agreed upon asset purchase agreement containing certain milestone achievements in the short term, including but not limited to, a filing of an S-1 registration statement and applying for a listing on the NASDAQ. The acquisition consideration was $15,000,000 worth of the Company’s common shares. The guaranteed price of the first tranche of the Blueprint Partners financing was $5 per share. The Company believed the transaction to be of minimal risk.  However, initial failure of Blueprint to deliver the financing resulted in the failure to achieve certain milestones per the term sheet which then subjected the Company to a break fee of $500,000 (which the Company takes the position that it is not liable if such fee were ever pursued). The Company was unable to agree upon the terms of the asset purchase agreement as well as unable to achieve the milestones on a timely basis due to both Alchemia withholding critical data and Mr. Boyd improperly misrepresented his ability to deliver the requisite financing concurrent with the execution of the term sheet. In addition, the Company discovered questionable board relationships and practices amongst themselves and Mr. Boyd. Also, certain statements and actions from Alchemia appeared contradictory to the expectations of the relationship. The Company made every attempt to understand and resolve the situation, however, the Company suspects that possible collusion amongst the parties made the transaction absolutely impossible to consummate. Although the Company is still willing to explore a relationship with Alchemia and remains interested in how the technology was originally represented, currently there is no negotiation or agreement in place. The Company believes it is entitled to damages and has initiated litigation against Tim Boyd and Blueprint Partners and determining whether other parties should be part of the litigation in any capacity. This is not expected to have a material impact on the Company.

On July 6, 2015, the Company issued 1,771,687 common shares for the settlement of $1,297,167 of stock payable recorded as of May 31, 2015.  The Company also issued 65,000 additional common shares to the chief financial officer for services and 6,873 shares to a consultant for services with an aggregate fair value of $394,583.

Faulk Pharmaceuticals

On July 14, 2015, the Company closed on an asset acquisition agreement with Faulk Pharmaceuticals, Inc. (“Faulk”). The assets include 23 granted patents owned by Faulk, related to treatment of cancer, virus infections, and treatment of parasitic infections.

The Company issued 50,000 shares of common stock, with a fair market value of $274,000 based on our stock closing price of $5.48.  The shares may be sold by Faulk, assigned or transferred in the open market subject to compliance with securities laws and vest monthly over the following schedule:

1)	33% of the shares beginning 6 months after the closing date
2)	an additional 33% of the shares beginning 9 months after the closing date
3)	the remaining 34% of the shares beginning 12 months after the closing date

For each calendar year continuing until the date that is 10 years after the expiration of the last of the patents conveyed to the Company, a royalty on net revenue received by the Company in that year from the sales or licenses of any products commercialized by the Company, its successors or assignees as a direct result of the assets acquired or the technology or processes related to the assets acquired, in the following amount:

1)	5% of the first $10,000,000 in such net revenue;
2)	4% of the second $10,000,000 in such net revenue
3)	3% of the third $10,000,000 in such net revenue
4)	2% of the forth $10,000,000 in such net revenue and
5)	1% of such net revenue in excess of $40,000,000

Typhenex

On August 20, 2015, the Company entered into certain agreements with Typhenex Co-Investment, LLC (“Typhenex”), whereby the Company issued $1,215,000, 9.1% original issue discount, convertible notes, which may be drawn down upon over a period of time, as described below.  The notes bear interest at the rate of 10%, and each note will be due 31 months after its issue date.  The notes can be drawn down in tranches, with the first tranche of $220,000 pulled down on closing, and the second tranche of $220,000 will be funded three months after the first one.  Thereafter the last three tranches can be funded anytime based on the mutual consent of the Company and Typhenex.  The balance of the tranches can be funded if the Company is not in default of any term of the agreements, the average and median daily dollar volume of the Company’s common stock for the previous 20 trading days prior to a drawdown must be greater than $15,000, and the market capitalization of the Company’s common stock must be greater than $25,000,000.  The notes have a conversion price of $7.50 per share, subject to reduction if the Company issues other convertible securities below the conversion price.  The first payment due on any given note will be 180 days after a drawdown, and then continue in equal installments for the next 24 months until paid back in full.  For each $220,000 drawdown, the installment due will be $9,680.  Such installment can be paid in either cash or the Company’s common stock (issued at market price as defined).  Typhenex and its affiliates have agreed to not short the Company’s stock during any market price calculation period under the terms of the agreements.  Events of default under the terms of the agreements consist of i) failure to repay any note when it is due, ii) failure to deliver shares to the holder within 3 days of conversion, iii) a judgment entered against the Company for an amount greater than $100,000, and iv) failure to maintain authorized but unissued shares of the Company’s common stock equal to 3 times the number of shares required to convert any outstanding notes.  In the event of a default, Typhenex shall have the right to have the notes redeemed at 125% of the outstanding balance immediately due prior to such default, and interest accrues at the rate of 22% until paid.  Typhenex or its affiliates shall never own more than 9.99% of the Company’s common stock.  The notes may be prepaid at any time in an amount equal to 125% of the outstanding amount of principal plus the accrued and unpaid interest.  An 8% fee, or $17,600, was paid to Wellington Shields on behalf of Typhenex and a 3% fee, or $6,600, was paid to Frank McGloin on behalf of the Company based on the first drawdown.

Stock Purchase Agreement

On August 28, 2015, the Company entered into a Stock Purchase Agreement with a private non-affiliated investor to sell 33,000 shares of the Company’s common stock, at a price of $5.00 per share.  The closing occurred on August 28, 2015.  The investor also received a common stock purchase warrant for the right to purchase 33,000 shares at a purchase price of $6.00 per share.  The warrant expires on August 27, 2020.  The investor also received 22,000 shares of the Company’s common stock, with a fair market value of $112,200 based on our stock closing price of $5.10 that will vest over six months, as consideration for a one year consulting agreement to the Company.  The investor has agreed to assist the Company in the capacity of investor relations, introductions to potential public market investors in the Chicago area, business development and facilitating with potential synergistic corporate alliances, and potential alliances with medical practices, etc. in the Chicago area.

Excelsior Global Advisors

On September 1, 2015, the Company entered into a Master Services Agreement with Excelsior Global Advisors LLC (“Excelsior”).  Excelsior will:

•	Advise and assist company in developing and implementing appropriate plans and materials for presenting the Company and its business plans, strategy and personnel to the financial community
•	Introduce said Company to the financial community
•	With the cooperation of the Company, maintain an awareness during the term of the agreement of the Company’s plans and strategy as it relates to the financial community
•	Assist in monthly geographically organized introductions to broker dealers, micro-cap funds and high net worth individuals to compliment the below services.
•	Introductions to call centers, bloggers, media and newsletter writers.
•	Upon receipt of the Company’s approval and in consultation with the Company, conduct meetings in person or by telephone, with prospective brokers or the investment public in combination with above marketing programs.
•	Assist company in necessary steps for financial and public relations.

In consideration for services, the Company shall pay to Excelsior:

(a)	$35,000 cash payment due on signing and the 1st day of each month, subject to (c) below.
(b)	15,000 shares of the Company’s common stock that will be eligible for Rule 144 as promulgated under the Securities Act of 1933, as amended, earned on the first day of the month and deliverable by the 20th day of each month during the term of this agreement.
(c)	Excelsior acknowledges that the Company will defer the cash payment due each month until the Company raises a minimum of $3 million dollars. This deferment will not last more than 3 months.
(d)	The Company will reimburse Consultant for any pre-approved, in writing, travel or other expenses and the Consultant shall submit such expenses to the Company monthly for reimbursement.

The initial term of the Master Services Agreement is six (6) months with an additional six-month continuation unless terminated by either party in writing.

As of the date of this filing, the Company owed Excelsior 60,000 common shares under this agreement which have not been issued.

On September 12, 2015, a shareholder of the Company issued 674,622 shares of his own on the Company’s behalf for the settlement of $3,231,216 of stock payable recorded as of May 31, 2015.  Of these shares, 488,340 were related to services and 186,282 were for the Company’s license purchase from Northwestern, see Note 4.

Officer Compensation

In November 2015, the Compensation Committee authorized compensation for Mr. Levine, the Chief Executive Officer of the Company and Mr. Ruben, the Chief Financial Officer and General Counsel of the Company, as follows:

•	A $25,000 lump sum payment to be payable between November and December 2015 (which was paid)
•	2016 salary established at $15,000 per month commencing January 15th, 2016
•	Healthcare reimbursement as is reasonable as determined by management
•	2016 bonus, if warranted, will be determined at the discretion of the compensation committee and paid in a lump sum between November and December 2016.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and the Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management concluded that as of May 31, 2015, that our internal controls over financial reporting were not effective and that material weakness exists in our internal control over financial reporting.  The material weaknesses consists of controls associated with segregation of duties, no audit committee, and a lack of written policies and procedures for internal controls.  To address the material weaknesses we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding this material weakness, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                  Other Information

None.

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the Board of Directors and hold office until their death, resignation or removal from office.  The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Rainey (1)	President, Chief Executive Officer, Chief Financial Officer and Treasurer	48	May 20, 2014 Terminated February, 2014
Irwin Zalcberg (2)	Chairman of the Board	66	May 20, 2014 Resigned June 1, 2015
Jayesh Mehta, MD	Director	50	May 20, 2014
Richard Corbin	Director	38	January 12, 2015
David Barshis	Director	58	August 26, 2014
John Norton	Director	34	May 20, 2014
Heinz-Josef Lenz	Director	55	August 26, 2014
James Sapirstein	Director	53	May 20, 2014
Evan Levine	Chairman of the Board Director, President, Chief Executive Officer, Chief Financial Officer	49	February 4, 2015
Philip E. Ruben	Chief Financial Officer, Treasurer, Secretary and General Counsel	57	July 9, 2015 as CFO, Treas. and Secty August 6, 2015 as General Counsel

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

Richard Rainey – former President, Chief Executive Officer, Secretary and Treasurer

(1) Richard Rainey held the title of President, CEO, CFO and treasurer, from May 20, 2014 until his termination on February 12, 2015.  The Company is in a dispute with Mr. Rainey regarding his performance and termination from the Company.

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

Irwin Zalcberg – former Chairman of the Board

(2) Irwin “Izzy” Zalcberg resigned as the Chairman of the Board of the Company on June 1, 2015.  Mr. Zalcberg was a founding member of the Company.  Mr. Zalcberg is a well-known small cap investor, visionary stock market guru and cancer survivor, graduated from the University of Illinois with a BA in finance. Between 1971 and 1974, he worked at Merrill Lynch as an account executive. Thereafter, he worked on the floor of the Chicago Board of Trade (CBOE) representing Merrill Lynch’s proprietary risk arbitrage department.

From 1975-1991 Mr Zalcberg was an independent floor trader on the CBOE and held a Chicago Board of Trade mini seat.

Mr Zalcberg is a survivor of Non -Hodgkin’s Lymphoma.

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

Richard Corbin – Director

Mr. Corbin is a co-founder of Panther Biotechnology, Inc. and has over 16 years of investment analysis and operational experience with early state companies.  Currently, Mr. Corbin is the Chief Financial Officer and co-founder of Level Funded Health Partners, an institutionally backed national health insurance agency focused on bringing innovative healthcare cost solutions to small businesses.  Prior to Level Funded Health Partners, Mr. Corbin was the CFO for ForeverCar, a venture-backed start-up focused on improving and bringing transparency to the vehicle service contract industry. Prior to ForeverCar, Mr. Corbin performed financial analysis on capital raises with early state private and public companies while at Daybreak Special situations Fund.  Mr. Corbin all manages Corbin Capital LLC a fund focused on early stage and seed round investments.  Mr. Corbin holds a BBA from Mendoza College of Business at the University of Notre Dame and an MBA from DePaul’s Kellstadt Graduate School for Business.

David Barshis – Director

Mr. Barshis is the President and COO of Arizona Isotopes Science Research Corp., a company which plans to build and operate a cyclotron facility for the manufacture and sale of medical isotopes.  Mr. Barshis is an accomplished senior healthcare executive with over 25 years of experience in organizing, building and managing life sciences businesses and brands in the United States and internationally.  As a consultant with a focus on startups and early-stage ventures over the past five years, he has helped to raise more than $50 million in venture funding and PIPE financings.  Mr. Barshis brings a strong background in biotech/pharmaceuticals, as well as the vitamins, minerals and supplements (VMS0 and consumer (OTC0 pharmaceutical markets having led the startup of new enterprises, launched multiple new products and guided the growth of several iconic healthcare brands.   Prior to that, Mr. Barshis served in senior management roles for Warner Lambert, Procter & Gamble, Burroughs Wellcome Pharmaceuticals, Zila Pharmaceuticals and Sigma Tau Consumer Healthcare.  Mr. Barshis received his B.B.B A from the College of William and Mary and earned an MBA from the Kellogg School of Management at Northwestern University.

John Norton, Ph.D. – Director

Dr. Norton currently works as a Scientist for Bionomics Inc., which conducts oncology drug discovery experiments with cancer and CNS drugs.  Prior to that Dr. Norton was a Scientist for a start-up, Eclipse Therapeutics, which was subsequently purchased by Bionomics Inc.  Dr. Norton is a co-founder of Panther Biotechnology, Inc. and was part, as a graduate student at Northwestern University, of the inventive team that created Numonafide, which has been licensed by the Company.  Dr. Norton has a PHD in Cancer Biology and Drug Discovery from Northwestern University.  Dr. Norton completed post–doctoral fellowship at UCSD Moores Cancer Center in the laboratory of Dennis Carson for three years.  Dr. Norton completed an Advanced Certification in Clinical Research at UCSD and has almost completed his MBA at USD.

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

Evan Levine – Chairman of the Board, President, and Chief Executive Officer

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

Philip E. Ruben – Chief Financial Officer, Treasurer and Secretary and General Counsel

Mr. Ruben has served as Chief Financial Officer, Treasurer and Secretary since July 9, 2015 and General Counsel since August 6, 2015. Mr. Ruben has been a practicing lawyer with 4 different firms over the last 32 years.  Mr. Ruben graduated from the University of Illinois in 1980 with a BS in accounting and received his CPA certificate in 1982.  Mr. Ruben graduated from IIT Chicago Kent College of Law in 1983.  Mr. Ruben was a partner with the frim of Ruben, Firsel and Ross, LLC from February 2011 until December 2014 and became “Of Counsel” to the firm of Firsel Ross, LLC in January 2015 and continues to act as “Of Counsel to the firm.  Mr. Ruben from February 6, 2015 until August 5, 2015 served a suspension issued by the Illinois Registration and Disciplinary Commission of his ability to practice law in the state of Illinois. The suspension did not involve securities in any manner but related to his representation of a client in a much disputed matter.  Prior to February 2011, Mr. Ruben was a partner with Arnstein & Lehr, Chicago, Illinois. Mr. Ruben also filed a Chapter 7 Bankruptcy case in April 2010 and received a discharge in September 2010.  Mr. Ruben’s career has been focused on representing private and public companies and has extensive experience in securities, mergers & acquisitions, venture capital investment and both public and private equity and leveraged transactions. Mr. Ruben has been General Counsel or special securities counsel for many public companies, including AG&E Holdings, Inc. (formerly known as Well-Gardner Electronics Corporation), Rymer Foods, Inc., Entrade, Inc., The Lori Corporation, among others.   Mr. Ruben is also the principal of RFR Tax Services, LLC, a business preparing individual and business tax returns and providing tax services.   Mr. Ruben served as president of the North Suburban YMCA and recently saved the facility from foreclosure by restructuring loans, attracting new donors and members, and reorganizing management.

Employment Agreements

For the year ended May 31, 2015, we had no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

Except as may have been noted above, none of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

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

Compliance with Section 16(a) of the Exchange Act

Our Company’s common stock is registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, officers, directors and principal shareholders are subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act. The directors and officers are not current in their filings but the Company is working on them and should be current within a few days of this filing.  However, the filings are late for every director and officer but no director or officer has sold shares of the Company’s common stock in violation of Section 16(a).

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

Board and Committee Meetings

Our Board of Directors currently consists of Messrs. Mehta, Corbin, Barshis, Lenz, Sapirstein and Levine and Norton. The Board held three formal meetings during the year ended May 31, 2015. As our company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  On February 2, 2015, the Board of Directors created the Audit Committee (consisting of Messrs. Barshis and Sapirstein), the Nominating and Governance Committee (consisting of Messrs. Levine, Mehta, Norton, Corbin and Lenz) and the Compensation Committee (consisting of Messrs. Levine, Sapirstein, Barshis and Corbin).  Each committee is to create their own charter, which have not been completed nor approved by the date hereof.

Nomination Process

As of May 31, 2015, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2015 and 2014; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Rainey(1) FORMER President, Chief Executive Officer, Chief Financial Officer and Treasurer	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Christopher Ellerbeck(2) FORMER President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	2,000 Nil	2,000 Nil
Roldis Estevez(3) Secretary and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	1,000 Nil	1,000 Nil
Evan Levine (4)	2015	Nil	Nil	(4)	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Rainey became President, CEO, CFO and Treasurer effective May 20, 2014 and was terminated around February 12, 2015.
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
(4)
Mr. Levine received 600,000 shares of common stock on February 4, 2015 with vesting restrictions as described herein.  See Note 11 to the Company’s financial statements contained in this Form 10K for information relating to 2016 executive compensation, including to Mr. Levine.

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

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended May 31, 2015.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended May 31, 2015.

Option Exercises and Stock Vested

During our fiscal year ended May 31, 2015 there were no options exercised by our named officer.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Compensation Committee

We currently do have a compensation committee of the Board of Directors consisting of Messrs. Levine, Sapirstein, Barshis and Corbin.  This committee will establish executive compensation at the appropriate time.

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
Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Rainey(2)	406,929 common shares Direct ownership	8.79%
Irwin Zalcberg(3)(4)	1,020,467 common shares Direct ownership	21.33%
Richard Corbin(3)(4)	514,507 common shares Direct ownership	10.76%
Jayesh Mehta(3)(4)	788,215 common shares Direct ownership	16.52%
John Norton (3)(4)	516,929 common shares Direct ownership	10.83%
David Barshis (3)(4)	235,000 common shares Direct ownership	4.80%
Heinz-Josef Lenz (3)(4)	110,000 common shares Direct ownership	2.30%
James Sapirstein (3)(4)	135,000 common shares Direct ownership	2.81%
Evan Levine (3)(4)	600,000 common shares Direct Ownership	11.40%
Philip E. Ruben (4)	130,000 common shares Direct Ownership and 34,810 common shares Indirect Ownership (5)	3.44%
Directors and Executive Officers as a Group, excluding Mr. Rainey(1)	4,084,928 common shares	64.51% common shares

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 31, 2015. As of May 31, 2015, there were 4,662,500 shares of our company’s common stock issued and outstanding.
(2)	Mr. Rainey had been President, CEO, CFO, treasurer, from May 20, 2014 until his termination on February 12, 2015; The Company is in a dispute with Mr. Rainey and is seeking his shares back for the Company.
(3)	Messrs. Zalcberg, Mehta, Norton and Sapirstein joined the Company as Directors on May 20, 2014. Mr. Zalcberg resigned from the Board on June 1, 2015. Mr. Corbin joined the Company as a director on January 12, 2015. Messrs. Barshis and Lenz joined the Board on August 26, 2014 Mr. Levine joined the Company on February 4, 2015. Mr. Ruben became an officer of the Company on July 9, 2015.
(4)	The amounts included in each person’s shares include shares granted by the Company for acting as board, officer and committee members but not yet issued as of May 31, 2015 but were subsequently issued, and such shares have a three year vesting (on a monthly basis over 36 months) for remaining on the Board, or with the Company. The amounts for each person listed under these provisions are as follows: Zalcberg-120,000, Corbin-120,000, Mehta-110,000, Norton-110,000, Barshis-235,000, Lenz-110,000, Sapirstein-135,000, Levine-600,000 and Ruben – 130,000. 106,667 of Mr. Zalcberg’s shares were forfeited upon his resignation.
(5)	The 34,810 shares of Indirect Ownership for Mr. Ruben are shares owned by his former law firm, Firsel Ross, LLC. Mr Ruben is entitled to 50% of the proceeds of such shares, if and when sold, but has not voting rights or investment authority over such shares.

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

Item 14.                  Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2015 and 2014, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2015	Year Ended May 31, 2014
Audit Fees (1)	$43,000	$33,020
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
Total	$43,000	$33,020

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

Our Audit Committee (or Board of Directors as a whole) pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved or ratified by the Board of Directors either before or after the respective services were rendered.

Our Audit Committee and our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV
Item 15.                  Exhibits, Financial Statement Schedules
(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description of Exhibit

(10)	Material Contracts
10.1	License Agreement between Northwestern University and the Company dated January 26, 2015 incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015.
10.2	Exclusive License Agreement between the University of Rochester and the Company dated March 31, 2105 incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015.
10.3	Asset Purchase Agreement between Faulk Pharmaceuticals, Inc. and the Company dated April 6, 2015 incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015.
10.4*	Securities Purchase Agreement dated as of August 20, 2015, by and between the Company and Typenex Co-Investment, LLC and all related notes, security agreements, etc.
10.5*	Master Services Agreement dated September 1, 2015 by and between Excelsior Global Advisors LLC and the Company.

(14)	Code of Ethics
14.1	Incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2013 filing dated August 29, 2013.

(21)	Subsidiaries of the Company
21.1*	Subsidiary of the Company

(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101	Interactive Data File
101**	Interactive Data File (Form 10-K for the year ended May 31, 2014 furnished in XBRL).
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

PANTHER BIOTECHNOLOGY, INC.
(Registrant)

Dated: January 22, 2015	/s/Evan Levine
Evan Levine
President and Chief Executive Officer (Principal Executive)
/s/ Philip E. Ruben
Philip E. Ruben Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: January 22, 2015	/s/Evan Levine
Evan Levine
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Philip E. Ruben
Philip E. Ruben Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)