Form 10-Q
period 2015-08-31
PANTHER BIOTECHNOLOGY, INC.
filed 2016-04-22
CIK 1530981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

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

(858) 263-2744
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of April 21, 2016, there were 6,617,060 shares of the issuer's common stock, par value $0.001, outstanding.

PANTHER BIOTECHNOLOGY, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Company's Form 10-K, filed with the SEC on January 22, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended May 31, 2016.

PANTHER BIOTECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED)

PANTHER BIOTECHNOLOGY, INC.

Consolidated Balance Sheets

(Unaudited)

	August 31,	May 31,
	2015	2015
ASSETS
Current Assets
Cash	$186,972	$22,815
Prepaid expenses	–	20,000
Current assets from discontinued operations	–	112,196
Total current assets	186,972	155,011

Non-Current Assets
Intangible assets, net	270,575	400,840
Total non-current assets	270,575	400,840

Total Assets	$457,547	$555,851

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$103,480	$37,004
Accounts payable – related parties	23,947	24,071
Stock payable	3,291,503	4,528,383
Related party advances	87,500	87,500
Convertible note payable, net	3,071	–
Derivative liabilities	365,756	–
Current liabilities from discontinued operations	–	40,512
Total current liabilities	3,875,257	4,717,470

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 6,584,060 and 4,662,500 shares issued and outstanding, respectively	6,584	4,663
Additional paid-in capital	6,948,854	49,587
Accumulated deficit	(10,373,148)	(4,215,869)
Total stockholders' deficit	(3,417,710)	(4,161,619)

Total Liabilities and Stockholders' Deficit	$457,547	$555,851

The accompanying notes are an integral part of these consolidated financial statements.

PANTHER BIOTECHNOLOGY, INC.

Consolidated Statements of Operations

For the Three Months Ended August 31, 2015 and 2014

(Unaudited)

	2015	2014
Revenue	$–	$–

Operating expenses:
General and administrative expenses	5,646,884	6,237
Depreciation and amortization expense	13,778	68
Impairment of intangible assets	390,487	–
Total operating expenses	6,051,149	6,305

Operating Loss	(6,051,149)	(6,305)

Other (income) expense:
Loss on sale of subsidiary	80,194	–
Change in derivative liabilities	(15,239)	–
Interest expense, net	41,175	–
Total other expenses	106,130	–

Net loss from continuing operations	(6,157,279)	(6,305)
Net income from discontinued operations	–	1,720
Net loss	$(6,157,279)	$(4,585)

Net loss per common share, basic and diluted	$(1.06)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	5,832,614	4,468,733

The accompanying notes are an integral part of these consolidated financial statements.

PANTHER BIOTECHNOLOGY, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(6,157,279)	$(4,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	13,778	68
Stock-based compensation	5,551,303	–
Impairment of intangible assets	390,487	–
Loss on sale of subsidiary	80,194	–
Change in derivative liabilities	(15,239)	–
Amortization of debt discount and deferred financing costs	3,071	–
Changes in operating assets and liabilities:
Prepaid expenses	20,000	–
Accounts payable and accrued liabilities	57,966	–
Accounts payable – related parties	(124)	–
Net cash used in operating activities from continuing operations	(55,843)	(4,517)
Net cash used in operating activities from discontinued operations	–	(1,720)
Net cash used in operating activities	(55,843)	(6,237)

Cash flows from financing activities:
Proceeds from related party advances	–	10,000
Proceeds from issuance of convertible note payable	220,000	–
Net cash provided by financing activities from continuing operations	220,000	10,000
Net cash provided by financing activities from discontinued operations	–	–
Net cash provided by financing activities	220,000	10,000

Net increase in cash and cash equivalents	164,157	3,763
Cash and cash equivalents at beginning of period	22,815	2,244

Cash and cash equivalents at end of period	$186,972	$6,007

Supplemental disclosure of cash flow information:
Interest paid	$–	$–
Taxes paid	$–	$–

Non-cash Investing and Financing Activities:
Initial valuation of derivative on convertible debt recorded as paid-in capital	$380,995	$–
Original issue discount on convertible debt	$220,000	$–
Accrued deferred financing costs	$5,000	$–
Common stock issued for stock payable	$1,236,880	$–
Common stock issued for intangible assets	$274,000	$–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"). and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2015, as reported in the Form 10-K, have been omitted.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Impairment of $390,487 related to intangible assets was identified for the three months ended August 31, 2015.

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

Fair Value of Financial Instruments

The Company adopted the framework for measuring fair value that establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Basis of Fair Value Measurement

•	Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 - Unobservable inputs reflect the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company believes that the fair value of its financial instruments comprising cash, accounts payable, and convertible notes approximate their carrying amounts. As of August 31, 2015 and May 31, 2015, the Company had no Level 1 or Level 2 financial assets or liabilities, and Level 3 financial assets consisted of the Company’s derivative liability.

The following table presents the fair value measurement information for the Company as of August 31, 2015:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$365,756	$–	$–	$365,756

The following table presents the fair value measurement information for the Company as of May 31, 2015:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$–	$–	$–	$–

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

Share-based Expenses

Share-based transactions for employee services include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Loss per Share

Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the years ended May 31, 2015 and 2014, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be antidilutive. For the three months ended August 31, 2015, the Company had 33,000 common stock warrants outstanding that were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and in August 2015 issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Under ASU 2015-03, debt issuance costs reported on the consolidated balance sheet would be reflected as a direct deduction from the related debt liability rather than as an asset. While ASU 2015-03 addresses costs related to term debt, ASU No. 2015-15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU No. 2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. The Company has elected to implement ASU No. 2015-03 early and the financial statements as of August 31, 2015 reflect the early adoption.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2015, the Company has a cumulative net loss since inception of $10,373,148, negative working capital of $3,688,285 and is currently in default on its convertible debt. The Company has required additional capital raises and advances from shareholders to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to raise sufficient capital to fund its operations until such time as it can generate revenues. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

License Agreement with Northwestern University

On January 26, 2015, the Company entered into a license agreement with Northwestern University (“Northwestern”). Northwestern is the owner of certain patents and grants for cancer treatments of which the Company has obtained an exclusive license under a Patent Rights agreement and a non-exclusive license under a Know-How agreement (together the “Licensed Product”) (“the Northwestern License”).

According to the agreement, the Company must reach the following milestones to maintain the licenses:

a)	Raise funds of at least $3 million by January 26, 2016.
b)	Initiate good laboratory practices in preclinical studies with a Licensed Product within 18 months of the closing date;
c)	File an Investigational new drug application within 4 years of the closing date;
d)	First dosing of a patient in a phase I clinical trial for a Licensed Product within 5 years of the closing date;
e)	First dosing of a patient in a phase II clinical trial for a Licensed Product within 6 years of the closing date;
f)	First dosing of a patient in a phase III clinical trial for a Licensed Product within eight years of the closing date;
g)	Submit a new drug application for a Licensed Product within 10 years of the closing date;
h)	Complete and submit to Northwestern a business plan for commercialization of a Licensed Product within 1 year of submission of a new drug application (“NDA”) for such Licensed Product.

In consideration of the license granted by Northwestern, the Company shall pay to Northwestern the following:

a)	A non-creditable, non-refundable licensing fee of $24,000 within 30 days of the closing date. The license fee was paid during the year ended May 31, 2014. On January 26, 2015, the license deposit was capitalized as part of the intangible license purchase upon closing of the transaction.

b)	In partial consideration of the grant of the exclusive rights and license to the assigned patent rights and non-exclusive license to the know-how of Northwestern, the Company agreed to issue Northwestern a number of shares of its common stock that will represent 2% of the total outstanding shares of the Company and, in consideration of Dr. Sui Huang’s role as co-founder and in anticipation of entering into a research agreement with Northwestern to support research in Dr. Sui Huang’s laboratory, the Company will issue to Dr. Sui Huang a number of shares of common stock that will represent 2% of the total outstanding shares of the Company; The fair value of the 186,282 common shares, based on the January 26, 2015 closing stock price of $2.01, was $374,427. The Company recorded an intangible license asset in the amount of $187,214 for the shares owed to Northwestern and recorded share-based compensation of $187,213 for the shares owed to Dr. Sui Huang. As of May 31, 2015 and August 31, 2015, none of these shares had been issued and a stock payable in the amount of $374,427 was recorded. On September 12, 2015, one of the Company’s shareholders, and former Chairman of the Board, transferred 186,282 common shares of his own on behalf of the Company for the 4% of outstanding shares to be issued above.

c)	The Company shall pay to Northwestern a non-creditable, non-refundable annual maintenance fee on each anniversary of the closing date according to the following schedule until the Company receives regulatory approval from the Federal Drug Administration (or foreign equivalent) (“Regulatory Approval”) of the first Licensed Product(s):

Time Periods	Amount
1st anniversary	$0
2nd-4th anniversaries	$7,000
5th and 6th anniversaries	$25,000
7th anniversary and each year thereafter	$50,000

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

The Northwestern License required that the Company raise $3,000,000 dollars prior to the one year anniversary of the agreement on January 26, 2016. The Company did not raise the requisite amount of capital and is in default on the license agreement. Although the Company has not received a notice of default from Northwestern regarding the default, in the first quarter of fiscal year 2016, the Company recognized an impairment charge of $198,820 related to the Northwestern License, which represents the net book value of the intangible asset. However, we maintain a close relationship with Northwestern, as they are a significant shareholder in the Company, and the Inventor of the Licensed Products sits on our Board of Directors as well as a Professor of Hematology at the Feinberg Medical School (Northwestern’s medical school).

Blue Print Partners Group

On April 7, 2015, the Company entered into a twelve-month consulting agreement with Blue Print Partners and its principal, Tim Boyd, to assist in, among other items, the daily merger and acquisition activities of the Company, raising capital, and the possible acquisition of pre-identified biotech assets. Mr. Boyd was to be paid a signing fee of 6,250 shares of the Company’s common stock with a fair value of $50,000 on closing and a retainer of $12,500 per month plus out-of-pocket costs. Mr. Boyd would also have been entitled to various success fees ranging from seven percent (7%) to ten percent (10%), based on the type of transaction, of the total value of any transaction, and would be payable in shares of the Company’s common stock. Mr. Boyd would have earned a success fee of $100,000 plus 10% of the transaction value in the Company’s stock in the event of a closing of a transaction of an acquisition of an agreed upon target company, a success fee upon the closing of a financing of 5% cash or 10% in Company stock (7% cash or 12% stock for Mezzanine or Equity financing) if Boyd had introduced us to the investor or lender, or a success fee of $100,000 on the sale of any of the Company assets through Mr. Boyd. None of these potential targets had been met by Mr. Boyd prior to the termination of this Agreement.  Due to Mr. Boyd’s improper and unauthorized activities in a number of transactions, the Company terminated this agreement on August 18, 2015, and informed Mr. Boyd he would not be receiving any shares and the Company demanded the return of $10,000 delivered to Mr. Boyd for the purposes of legal fees for a possible transaction.  The Company has instituted legal proceedings against Mr. Boyd due to a pattern of conduct by Mr. Boyd after the consulting agreement was signed that the Company believes was wholly improper and is seeking significant damages from Mr. Boyd for damages caused due to his actions.  The Company recorded a stock payable of $50,000 for the 6,250 signing fee shares and accrued $25,000 for the April and May retainer amounts due under the agreement as of May 31, 2015. During the three months ended August 31, 2015, the Company accrued an additional $37,500 for monthly retainers, pending resolution of this matter. On July 6, 2015, the Company issued 6,250 common shares for the $50,000 stock payable recorded as of May 31, 2015.

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

As partial consideration for the rights conveyed by Rochester under this agreement, the Company agreed to issue 25,437 shares of the Company’s common stock to Rochester as a one-time, non-refundable, non-creditable license issue fee valued at $200,000 based upon the average price per share during the week preceding the closing date, which was $7.86. Rochester may not transfer the shares before August 30, 2016.  The Company capitalized the $200,000 as an intangible license asset on the consolidated balance sheet. As of May 31, 2015, the shares had not been issued and a stock payable of $200,000 was recorded. On July 6, 2015, the Company issued 25,437 common shares to settle the $200,000 stock payable recorded as of May 31, 2015.

In addition to the above license fee, for the term of the agreement on an annual basis measured from the closing date of the agreement, the Company will pay at the beginning of the following year a non-refundable minimum annual maintenance fee of $15,000 in cash or Company stock each year prior to the onset of clinical trials. Rochester will waive the pre-clinical trial annual maintenance fee if the Company spends at least $200,000 annually on the drug development that would enhance the patent rights conveyed. After onset of clinical trials, the Company will pay a non-refundable minimum annual maintenance fee of $25,000 in cash or Company stock each year or part of year until the first product is commercialized and sales royalty payments begin. Annual maintenance fees paid in cash will be credited against the costs of maintaining the Patent Rights for that year.

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
2)	$200,000 within 30 days of initiation of Phase III clinical trial; and
3)	$300,000 within 30 days of approval of a Patent Product

As of August 31, 2015, and through the date of this filing, none of the milestones noted above for Rochester have been met.

The term of this Agreement will commence on the closing date and will end upon the latest of (i) expiration of the last-to-expire valid claim of the Patent Products; or (ii) the 10-year anniversary of commercial launch of any Patent Product.

Alchemia Oncology / Blueprint Partners Dispute

On June 27, 2015, the Company entered into a binding term sheet to acquire Alchemia Oncology Pty LTD (“Alchemia”), a subsidiary of Alchemia LTD listed on the Australian Stock Exchange (the “Alchemia Term Sheet”). The transaction was brought to the Company by Tim Boyd of Blueprint Partners, whom the Company engaged to seek potential acquisitions of Australian biotechnology candidates on a success fee basis, see Note 4. Mr. Boyd identified and negotiated directly with Alchemia and agreed on the transaction terms. Mr. Boyd subsequently presented those terms to the Company. Mr. Boyd guaranteed the due diligence and a financing of $10,000,000 should the Company engage in the transaction, with a short term guarantee of $500,000 simply to execute the term sheet. The agreement that Mr. Boyd negotiated required a final mutually agreed upon asset purchase agreement containing certain milestone achievements in the short term, including but not limited to, a filing of an S-1 registration statement and applying for a listing on the NASDAQ. The acquisition consideration was $15,000,000 worth of the Company’s common shares. The guaranteed price of the first tranche of the Blueprint Partners financing was $5 per share. The Company believed the transaction to be of minimal risk.  However, the initial failure of Blueprint to deliver the financing, of which an initial $500,000 was guaranteed with five days from the date of the signing of the term sheet, resulted in the failure to achieve certain milestones per the term sheet which then subjected the Company to a breakup fee of $500,000. The Company takes the position that it is not liable if such fee were ever pursued due to the failure of Blueprint to deliver the financing. The Company was unable to agree upon the terms of the asset purchase agreement as well as unable to achieve the milestones on a timely basis due to both Alchemia withholding critical data and Mr. Boyd improperly misrepresenting his ability to deliver the requisite financing concurrent with the execution of the term sheet. In addition, the Company discovered questionable board relationships and practices amongst Alchemia and Mr. Boyd. Also, certain statements and actions from Alchemia appeared contradictory to the expectations of the relationship. The Company made every attempt to resolve the situation, however, the Company suspects that possible collusion amongst the parties made the transaction absolutely impossible to consummate. Currently there is no negotiation or agreement in place. The Company believes it is entitled to damages and has initiated litigation against Tim Boyd and Blueprint Partners and is evaluating whether other parties should be part of the litigation in any capacity. This is not expected to have a material impact on the Company.

In December 2015, the Company received a demand letter for payment under the Alchemia Term Sheet demanding $500,000 for the breakup fee and an additional $75,000 for operational expenses. The Company has delivered a demand letter to Alchemia asserting its rights to void the agreement in light of irregularities that have been brought to the Company’s attention. Neither Alchemia nor the Company have initiated legal action regarding the Alchemia Term Sheet. The Company intends to mount a vigorous defense in the event that suit is brought by Alchemia and will pursue counterclaims against Alchemia in the event a lawsuit is filed against the Company by Alchemia.

Faulk Pharmaceuticals

On July 14, 2015, the Company closed on an asset acquisition agreement with Faulk Pharmaceuticals, Inc. (“Faulk”). The assets include 23 granted patents owned by Faulk, related to the treatment of cancer, virus infections, and treatment of parasitic infections.

.

The Company issued 50,000 shares of restricted common stock, with a fair market value of $274,000 based on our stock closing price of $5.48. The shares may be sold by Faulk, assigned or transferred in accordance with securities laws and vest monthly over the following schedule:

1)	33% of the shares beginning 6 months after the closing date
2)	an additional 33% of the shares beginning 9 months after the closing date
3)	the remaining 34% of the shares beginning 12 months after the closing date

For each calendar year continuing until the date that is 10 years after the expiration of the last of the patents conveyed to the Company, a royalty on net revenue received by the Company in that year from the sales or licenses of any products commercialized by the Company, its successors or assignees as a direct result of the assets acquired or the technology or processes related to the assets acquired, in the following amount:

1)	5% of the first $10,000,000 in such net revenue;
2)	4% of the second $10,000,000 in such net revenue
3)	3% of the third $10,000,000 in such net revenue
4)	2% of the forth $10,000,000 in such net revenue and
5)	1% of such net revenue in excess of $40,000,000

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of August 31, 2015 and May 31, 2015:

	August 31, 2015	May 31, 2015
Intangible license - Northwestern University (see Note 4)	$214,121	$214,121
Intangible license - Rochester University (see Note 4)	200,000	200,000
Patents - Faulk Pharmaceuticals (see Note 4)	274,000	–
Accumulated amortization and impairment	(417,546)	(13,281)
Intangible assets, net	$270,575	$400,840

The Company is amortizing all of the intangible assets over the 10 year term of the related agreements. The Company recorded amortization of $13,778 and $0, respectively, for the three months ended August 31, 2015 and 2014.

The Northwestern License required that the Company raise $3,000,000 prior to the one-year anniversary of the agreement on January 26, 2016. The Company did not raise the requisite amount of capital and is in default on the license agreement. Although the Company has not received a notice of default from Northwestern regarding the default, the Company recognized an impairment charge of $198,820 related to the Northwestern License, which represents the net book value of the intangible license.

The University of Rochester License required that the Company spend $200,000 annually on drug development or pay an annual maintenance fee of $15,000 in cash or an equivalent number of the Company’s common stock. The Company has defaulted on these requirements. Although the Company has not received a notice of default from Rochester regarding the default, the Company recognized an impairment charge of $191,667 related to the Rochester License, which represents the net book value of the intangible license.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of August 31, 2015 and May 31, 2015, total advances from certain officers, directors and shareholders of the Company were $87,500, which was used for payment of general operating expenses.  The related parties advances have no conversion provisions into equity, are due on demand and do not accrue interest.

As of August 31, 2015 and May 31, 2015, the Company recorded invoices for legal fees from the law firm of our former chief financial officer totaling $23,947, and $24,071, respectively, and included them in related party payables. In March 2016, the former chief financial officer resigned his position with the Company and agreed to refund $40,000 in legal fees paid to his law firm.

NOTE 7 – STOCK PAYABLE

During the three months ended August 31, 2015, the Company issued 320,511 common shares for the settlement of $1,236,880 of stock payable recorded as of May 31, 2015.

Note 8 – Convertible Note Payable

	August 31,	May 31,
Description	2015	2015
On August 20, 2015, the Company executed a convertible note payable in the original principal amount of $247,000 for net proceeds of $220,000, payable on March 31, 2018 bearing interest at 10% per annum. This note is convertible into the Company’s common stock at $7.50 per share unless the market capitalization of the Company falls below $15,000,000, at which point the conversion price will equal the market price of the Company’s common stock on the date of conversion. On October 29, 2015, the market capitalization of the Company fell below $15,000,000 and the variable conversion feature became permanent. The note is unsecured.

Convertible note payable	$247,000	$–
Less: Original issue discount	(22,000)	–
Less: Debt discount from derivative liability	(220,000)	–
Less: Deferred financing cost	(5,000)	–
Add: Amortization of debt discount and deferred financing cost	3,071	–
Total convertible notes payable, net	$3,071	$–

On March 30, 2016, the Company received a notice of default, as of August 29, 2015, from our convertible note holder. The default occurred when we failed to file our Form 10-K and 10-Q’s on a timely basis. As a result of the default, the interest rate of the debt was increased to 22% on August 29, 2015 and the Company incurred additional penalty interest in the amount of $37,122 during the three months ended August 31, 2015, $43,930 during the three months ended November 30, 2015 and $179,680 during the three months ended February 29, 2016, for a total accrued interest of $260,732. The total amount due to the lender for principal and accrued interest, as a result of the default, is $507,732 as of February 29, 2016.

Note 9 – Derivative LiabilitIES

On August 20, 2015, the Company issued a convertible note agreement with a variable conversion feature that gave rise to an embedded derivative instrument. The derivative feature has been valued using a binomial lattice-based option valuation model using holding period assumptions developed from the Company's business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies. Increases or decreases in the Company's share price, the volatility of the share price, changes in interest rates in general, and the passage of time will all impact the value of the derivative instrument. The Company re-values the derivative instrument at the end of each reporting period and any changes are reflected as changes in derivative liabilities in the consolidated statements of operations. The assumptions used are as follows:

	August 20, 2015	August 31, 2015
Market value of common stock on measurement date (1)	$5.20	$5.20
Adjusted conversion price (2)	$3.5108	$3.5108
Risk free interest rate (3)	0.74%	0.74%
Life of the note in years	2.477 years	2.477 years
Expected volatility (4)	259.60%	259.60%
Expected dividend yield (5)	–	–

(1) The market value of common stock is based on closing market price as of initial valuation date.

(2) The adjusted conversion price is calculated based on conversion terms described in the note agreement.

(3) The risk-free interest rate was determined by management using the 2 year Treasury Bill as of the respective Offering or measurement date.

(4) The volatility factor was estimated by management using the historical volatilities of the Company’s stock.

(5) Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The initial valuation of the derivative liability was $380,995 on August 20, 2015, the date of the initial valuation, and $365,756 on August 31, 2015. The decrease of $15,239 in the derivative liability was recorded on the consolidated statements of operations.

NOTE 10 – DISCONTINUED OPERATIONS

On June 1, 2015, the Company sold its interest in its PubCo subsidiary for $10 to the management of Pubco. The Company recorded a loss of $80,194 on the sale of PubCo. The Company had reclassified the results of Pubco to discontinued operations.

The summarized operating results for discontinued operations for PubCo are as follows:

	For the Three Months Ended August 31,
	2015	2014
Revenue	$–	$75,097
Cost of revenue	–	19,586
Gross profit	–	55,511

Operating Expenses
Selling, general and administrative	–	53,791
Total operating expenses	–	53,791
Net income	$–	$1,720

Summary of assets and liabilities of discontinued operations is as follows:

Balance Sheet Data:	As of August 31, 2015	As of May 31, 2015
Cash	$–	$59,987
Receivables	$–	$46,295
Prepaid expenses	$–	$5,914
Total assets	$–	$112,196
Total liabilities	$–	$40,512

NOTE 11 – STOCKHOLDERS' EQUITY

On July 6, 2015, the Company issued 50,000 shares of its common stock to Faulk Pharmaceuticals, Inc. in accordance with a license agreement, see Note 4. The fair market value of the stock on the date of grant was $274,000.

During the three months ended August 31, 2015, the Company issued 320,511 common shares for the settlement of $1,236,880 of stock payable recorded as of May 31, 2015 for share-based compensation and purchase of intangibles.

During the three months ended August 31, 2015, the Company issued 1,551,049 common shares to unrelated parties for services. The fair value of the stock on grant date was $5,551,302, and was recorded as share-based compensation.

NOTE 12 – SUBSEQUENT EVENTS

On August 28, 2015, the Company entered into a Stock Purchase Agreement with a private non-affiliated investor to sell 33,000 shares of the Company’s common stock, at a price of $5.00 per share.  The closing occurred on September 3, 2015 when the shares were issued and the cash was received.  The investor also received a common stock purchase warrant for the right to purchase 33,000 shares at a purchase price of $6.00 per share.  The fair market value of the warrant was $171,600 on the date of grant. The warrant expires on August 27, 2020.

Excelsior Global Advisors

On September 1, 2015, the Company entered into a Master Services Agreement with Excelsior Global Advisors LLC (“Excelsior”).  Excelsior will provide investor relations services in consideration for:

(a)	$35,000 cash payment due on signing and the 1st day of each month, subject to (c) below.
(b)	15,000 shares of the Company’s common stock that will be eligible for Rule 144 as promulgated under the Securities Act of 1933, as amended, earned on the first day of the month and deliverable by the 20th day of each month during the term of this agreement.
(c)	Excelsior acknowledges that the Company will defer the cash payment due each month until the Company raises a minimum of $3 million. This deferment will not last more than 3 months.
(d)	The Company will reimburse Consultant for any pre-approved, in writing, travel or other expenses and the Consultant shall submit such expenses to the Company monthly for reimbursement.

The parties have reached an oral understanding that the cash compensation will be deferred until such time as the Company is current in its SEC filings and able to enter into a search for financing transactions. The initial term of the Master Services Agreement is six (6) months with an additional six-month continuation unless terminated by either party in writing.

As of the date of this filing, the Company owed Excelsior 120,000 common shares under this agreement which have not been issued.

On September 12, 2015, a shareholder of the Company issued 674,622 shares of his own on the Company’s behalf for the settlement of $3,231,216 of stock payable recorded as of May 31, 2015.  Of these shares, 488,340 were related to services and 186,282 were for the Company’s license purchase from Northwestern University.

Officer Compensation

In November 2015, the Compensation Committee authorized compensation for Mr. Levine, the Chief Executive Officer of the Company and Mr. Ruben, the Chief Financial Officer and General Counsel of the Company, as follows:

•	A $25,000 lump sum payment to be payable in November or December 2015 (which was paid)
•	2016 salary established at $15,000 per month commencing January 15, 2016
•	Healthcare reimbursement of $1,000 per month
•	2016 bonus, if warranted, will be determined at the discretion of the compensation committee of the Board of Directors and paid in a lump sum in November or December 2016.

Loan Default

On March 30, 2016, the Company received a notice of default, as of August 29, 2015, from our convertible note holder. The default occurred when we failed to file our Form 10-K and 10-Q’s on a timely basis. As a result of the default, the interest rate of the debt was increased to 22% and the Company incurred additional penalty interest in the amount of $37,122 during the three months ended August 31, 2015, $43,930 during the three months ended November 30, 2015 and $179,680 during the three months ended February 29, 2016, for a total accrued interest of $260,732. The total amount due to the lender for principal and accrued interest, as a result of the default, is $507,732 as of February 29, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Annual Report, Form 10-K, as filed on January 22, 2016.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "NEF Enterprises," "Panther Biotechnology"  "we," "us," or "our" are to Panther Biotechnology, Inc.

Results of Operations

The following table provides selected financial data about our Company as of August 31, 2015 and May 31, 2015.

Balance Sheet Data:	August 31, 2015	May 31, 2015	Increase (Decrease)
Cash	$186,972	$22,815	$164,157
Prepaid expenses	$–	$20,000	$(20,000)
Current assets from discontinued operations	$–	$112,196	$(112,196)
Total assets	$457,547	$555,857	$(98,310)
Total liabilities	$3,875,257	$4,717,470	$(842,213)
Stockholders' deficit	$(3,417,710)	$(4,161,619)	$743,909

The increase in cash is attributed to the borrowings of $220,000 during the three-month period ended August 31, 2015.  The decrease in current assets from discontinued operations was due to the sale of our PubCo subsidiary in June 2015.  Our liabilities decreased $847,353 due to shares issued to settle the stock payable.

The following summary of our results of operations, for the three months ended August 31, 2015 and 2014, should be read in conjunction with our consolidated financial statements, as included in this Form 10-Q.

The following summarizes our results of operations for the three months ended August 31, 2015 compared to the three months ended August 31, 2014:

	2015	2014
Revenue	$–	$–
Total operating expenses	6,051,149	6,305
Other (income) expense	106,130	(1,720)
Net loss	$(6,157,279)	$(4,585)

Revenue

Subsequent to the sale of our subsidiary, PubCo, we have no sources of revenue.

Expenses

Operating expenses for the three months ended August 31, 2015, increased $6,044,844 compared to the comparative period in 2014, from $6,305 to $6,051,149. The increase in expenses can be primarily attributed to an increase in share-based compensation of $5,551,303, and in increase in general and administrative expenses of $89,344. Share-based compensation relates to officer and director compensation and investor relations. Depreciation and amortization increased $13,710 compared to the comparative period in 2014, from $68 to $13,778. The increase is due to amortization of intangible assets. Impairment of intangibles increased $390,487, from $0 to $390,487 as a result of the impairment of the University of Rochester and Northwestern University licenses.

Other expenses related to the loss on sale of subsidiary of $80,194, change in derivative liability of $15,239 and net interest expense of $41, 175, none of which were incurred in the prior year.

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

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our business development for the next 12 months. We feel we do have enough funds to cover our operating expenses for the next 12 months.  We have no committed source of outside future financing. Our current directors have provided some funds to cover some of the Company's costs.

Working Capital

	As of	As of
	August 31,	May 31,
	2015	2015
Current assets	$186,972	$155,011
Current liabilities	3,875,257	4,717,470
Working capital deficit	$(3,688,285)	$(4,562,459)

Cash Flows

	For The Three Months Ended August 31,
	2015	2014
Cash flows used in operating activities	$(55,843)	$(6,237)
Cash flows provided by financing activities	220,000	10,000
Net increase in cash	$164,157	$3,763

As of August 31, 2015, the Company's cash balance was $186,972 compared to $22,815 as of May 31, 2015 and our total assets were $457,547 compared with $555,851 as of May 31, 2015. The increase in cash was due the proceeds from a convertible note payable during the quarter. The change in total assets was primarily due to acquisition of licenses and subsequent impairment of these likenesses during the three-month period ended August 31, 2015.

As of August 31, 2015, the Company had total liabilities of $3,875,257 compared with $4,717,470 as of May 31, 2015.  Our liabilities decreased $842,213 due to the issuance of common stock to settle stock payable.

As of August 31, 2015, the Company had a working capital deficit of $3,688,285 compared with $4,562,459 as of May 31, 2015. The decrease in our working capital deficit was primarily attributed to the issuance of a convertible note offset by a debt discount and reductions in stock payable. We are currently in default on our convertible note payable. If the Company is unable to cure the default, it may be required to seek additional financing to repay such debt renegotiate the debt on less favorable terms.

We are currently in default on our term sheet with Alchemia and received a demand letter from them for the breakup fee of $500,000 and an additional $75,000 for operational expenses. The Company disputes the validity of agreement and is prepared to mount a vigorous defense in support of its position.

In March 2016, we reached a settlement and separation agreement with our former chief financial officer whereby he would resign from his position and refund to the Company $40,000 in legal fees paid by the Company to his law firm.

Cash Flow from Operating Activities

During the three months ended August 31, 2015, the Company used $55,843 in operating activities, compared to the $6,237 of cash used by operating activities during the three months ended August 31, 2014.

Cash Flow from Financing Activities

During the three months ended August 31, 2015, the Company received $220,000 in cash from financing activities due to proceeds from issuance of a convertible note, compared to cash provided by financing activities of $10,000 for the three months ended August 31, 2014, due from advances made by certain shareholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of August 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) management dominated by a single individual without adequate compensating controls and (5) the inability of the Company to timely file its required filings with the SEC. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of August 31, 2015.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 28, 2015, the Company entered into a Stock Purchase Agreement with a private non-affiliated investor to sell 33,000 shares of the Company’s common stock, at a price of $5.00 per share.  The shares were issued on September 3, 2015. The investor also received a common stock purchase warrant for the right to purchase 33,000 shares at a purchase price of $6.00 per share.  The warrant expires on August 27, 2020.

The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 30, 2016, the Company received a notice of default from the lender of our secured convertible note holder. The total amount of principal and accrued interest due to the lender as a result of the default is $507,732 as of February 29, 2016 and the interest rate of the debt increased to 22%.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
(3)	(i) Articles of incorporation, (ii) Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on February 6, 2013)
3.3	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on February 6, 2013)
(10)	Material Contracts
10.1	License Agreement between Northwestern University and the Company dated January 26, 2015 incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015.
10.2	Exclusive License Agreement between the University of Rochester and the Company dated March 31, 2105 incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015.
10.3	Asset Purchase Agreement between Faulk Pharmaceuticals, Inc. and the Company dated April 6, 2015 incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015.
10.4 +	Securities Purchase Agreement dated as of August 20, 2015, by and between the Company and Typenex Co-Investment, LLC and all related notes, security agreements, etc.
10.5 +	Master Services Agreement dated September 1, 2015 by and between Excelsior Global Advisors LLC and the Company.
(14)	Code of Ethics
14.1	Incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2013 filing dated August 29, 2013.
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Filed with Form 10-K for the year ended May 31, 2015 on January 22, 2016.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANTHER BIOTECHNOLOGY, INC.

Dated: April 22, 2016
/s/ Evan Levine
Evan Levine,
President and Chief Executive Officer

