Form 10-Q
period 2015-11-30
PANTHER BIOTECHNOLOGY, INC.
filed 2016-05-06
CIK 1530981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

As of May 6, 2016, there were 6,617,060 shares of the issuer's common stock, par value $0.001, outstanding.

PANTHER BIOTECHNOLOGY, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014

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

PANTHER BIOTECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014

(Unaudited)

PANTHER BIOTECHNOLOGY, INC.

Consolidated Balance Sheets

(Unaudited)

	November 30,	May 31,
	2015	2015
ASSETS
Current Assets
Cash	$120,277	$22,815
Prepaid expenses	–	20,000
Current assets from discontinued operations	–	112,196
Total current assets	120,277	155,011

Non-Current Assets
Intangible assets, net	263,725	400,840
Total non-current assets	263,725	400,840

Total Assets	$384,002	$555,851

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$170,588	$37,004
Accounts payable – related parties	8,400	24,071
Stock payable	201,320	866,681
Stock payable – related parties	60,286	3,661,702
Related party advances	87,500	87,500
Convertible note payable, net	21,226	–
Derivative liabilities	440,692	–
Current liabilities from discontinued operations	–	40,512
Total current liabilities	990,012	4,717,470

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 6,617,060 and 4,662,500 shares issued and outstanding, respectively	6,617	4,663
Stock subscription receivable	(12,600)	–
Additional paid-in capital	10,345,038	49,587
Accumulated deficit	(10,945,065)	(4,215,869)
Total stockholders' deficit	(606,010)	(4,161,619)

Total Liabilities and Stockholders' Deficit	$384,002	$555,851

The accompanying notes are an integral part of these consolidated financial statements.

PANTHER BIOTECHNOLOGY, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014

Revenue	$–	$138	$–	$138

Operating expenses
Selling, general and administrative	414,561	403	6,061,445	6,708
Depreciation and amortization expense	6,850	–	20,628	–
Impairment of intangible assets	–	–	390,487	–
Total operating expenses	421,411	403	6,472,560	6,708

Operating loss	(421,411)	(265)	(6,472,560)	(6,570)

Other (income) expense:
Loss on sale of subsidiary	–	–	80,194	–
Change in fair value derivative instruments	74,936	–	59,697	–
Interest expense	75,570	–	116,745	–
Total other expenses	150,506	–	256,745	–

Net loss from continuing operations	(571,917)	(265)	(6,729,196)	(6,570)
Net income from discontinued operations	–	4,714	–	6,434
Net income (loss)	$(571,917)	$4,449	$(6,729,196)	$(136)

Net income (loss) per common share, basic and diluted
Continuing operations	$(0.09)	$(0.00)	$(1.08)	$(0.00)
Discontinued operations	0.00	0.00	0.00	0.00
Total	$(0.09)	$0.00	$(1.08)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	6,694,327	4,662,500	6,224,293	4,276,025

The accompanying notes are an integral part of these consolidated financial statements.

PANTHER BIOTECHNOLOGY, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2015 and 2014

(Unaudited)

	2015	2014

Cash flows from operating activities:
Net loss	$(6,729,196)	$(136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	20,628	68
Stock-based compensation	5,752,623	–
Impairment of intangible assets	390,487	–
Loss on sale of subsidiary	80,194	–
Change in fair value derivative instruments	59,697	–
Amortization of debt discount and deferred financing costs	21,226	–
Changes in operating assets and liabilities:
Prepaid expenses	20,000	–
Accounts payable and accrued liabilities	125,074	–
Accounts payable – related parties	(15,671)	–
Net cash used in operating activities from continuing operations	(274,938)	(68)
Net cash used in operating activities from discontinued operations	–	(8,501)
Net cash used in operating activities	(274,938)	(8,569)

Cash flows from financing activities:
Proceeds from related party advances	–	10,000
Proceeds from issuance of convertible note payable	220,000	–
Proceeds from the sale of common stock	125,000	–
Proceeds from stock subscription receivable	27,400	–
Net cash provided by financing activities from continuing operations	372,400	10,000
Net cash provided by financing activities from discontinued operations	–	–
Net cash provided by financing activities	372,400	10,000

Net increase in cash and cash equivalents	97,462	1,431
Cash and cash equivalents at beginning of period	22,815	2,244

Cash and cash equivalents at end of period	$120,277	$3,675

Supplemental disclosure of cash flow information:
Interest paid	$–	$–
Taxes paid	$–	$–

Non-cash Investing and Financing Activities:
Initial valuation of derivative on convertible debt recorded as paid-in capital	$160,995	$–
Initial valuation of derivative on convertible debt recorded debt discount	$200,000	$–
Original issue discount on convertible debt	$22,000	$–
Accrued deferred financing costs	$5,000	$–
Common stock issued for stock payable	$1,236,880	$–
Common stock issued for intangible assets	$274,000	$–
Stock subscription receivable	$40,000	$–
Common stock issued by shareholder on the Company’s behalf for stock payable	$3,231,217	$–

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Impairment of $390,487 related to intangible assets was identified during the six months ended November 30, 2015.

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

The Company believes that the fair value of its financial instruments comprising cash, accounts payable, and convertible notes approximate their carrying amounts. As of November 30, 2015 and May 31, 2015, the Company had no Level 1 or Level 2 financial assets or liabilities, and Level 3 financial liabilities consisted of the Company’s derivative liability.

The following table presents the fair value measurement information for the Company as of November 30, 2015:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$440,692	$–	$–	$440,692

The following table presents the fair value measurement information for the Company as of May 31, 2015:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$–	$–	$–	$–

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

Earnings (Loss) per Share

Basic income (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. Diluted income (loss) per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the three and six months ended November 30, 2015 and 2014, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. For the three and six months ended November 30, 2015 the Company had 33,000 common stock warrants outstanding that were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive. The Company did not have any common stock equivalents outstanding for the three and six months ended November 30, 2014.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and in August 2015 issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Under ASU 2015-03, debt issuance costs reported on the consolidated balance sheet would be reflected as a direct deduction from the related debt liability rather than as an asset. While ASU 2015-03 addresses costs related to term debt, ASU No. 2015-15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU No. 2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. The Company has elected to implement ASU No. 2015-03 effective August 20, 2015 and the financial statements as of November 30, 2015 reflect the early adoption.

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

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of November 30, 2015, the Company has a cumulative net loss since inception of $10,945,065, negative working capital of $869,735 and is currently in default on its convertible debt. The Company has required additional capital raises and advances from shareholders to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company's continuation as a going concern is dependent upon its ability to raise sufficient capital to fund its operations until such time as it can generate revenues.  No assurance can be given that the Company will be successful in these efforts.

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

According to the agreement, the Company must reach the following milestones to maintain the licenses:

a)	Raise funds of at least $3 million by January 26, 2016.
b)	Initiate good laboratory practices in preclinical studies with a Licensed Product within 18 months of the closing date;
c)	File an Investigational new drug application within 4 years of the closing date;
d)	First dosing of a patient in a phase I clinical trial for a Licensed Product within 5 years of the closing date;
e)	First dosing of a patient in a phase II clinical trial for a Licensed Product within 6 years of the closing date;
f)	First dosing of a patient in a phase III clinical trial for a Licensed Product within eight years of the closing date;
g)	Submit a new drug application for a Licensed Product within 10 years of the closing date;

h)	Complete and submit to Northwestern a business plan for commercialization of a Licensed Product within 1 year of submission of a new drug application (“NDA”) for such Licensed Product.

In consideration of the license granted by Northwestern, the Company shall pay to Northwestern the following:

a)	A non-creditable, non-refundable licensing fee of $24,000 within 30 days of the closing date. The license fee was paid during the year ended May 31, 2014. On January 26, 2015, the license deposit was capitalized as part of the intangible license purchase upon closing of the transaction.

b)	In partial consideration of the grant of the exclusive rights and license to the assigned patent rights and non-exclusive license to the know-how of Northwestern, the Company agreed to issue Northwestern a number of shares of its common stock that will represent 2% of the total outstanding shares of the Company and, in consideration of Dr. Sui Huang’s role as co-founder and in anticipation of entering into a research agreement with Northwestern to support research in Dr. Sui Huang’s laboratory, the Company will issue to Dr. Sui Huang a number of shares of common stock that will represent 2% of the total outstanding shares of the Company; The fair value of the 186,282 common shares, based on the January 26, 2015 closing stock price of $2.01, was $374,427. The Company recorded an intangible license asset in the amount of $187,214 for the shares owed to Northwestern and recorded share-based compensation of $187,213 for the shares owed to Dr. Sui Huang. On September 12, 2015, one of the Company’s shareholders, and former Chairman of the Board, transferred 186,282 common shares of his own shares on behalf of the Company for the 4% of outstanding shares to be issued above.

c)	The Company shall pay to Northwestern a non-creditable, non-refundable annual maintenance fee on each anniversary of the closing date according to the following schedule until the Company receives regulatory approval from the Federal Drug Administration (or foreign equivalent) (“Regulatory Approval”) of the first Licensed Product(s):

Time Periods	Amount
1st anniversary	$0
2nd-4th anniversaries	$7,000
5th and 6th anniversaries	$25,000
7th anniversary and each year thereafter	$50,000

In the first full calendar year following Regulatory Approval, Northwestern shall credit 1/12 of the annual maintenance fee paid by the Company against the minimal royalty payments (see item (e) below) due for each full month remaining between January 1 of that year and the anniversary of the closing date.

d)	The following non-creditable and non-refundable milestone payments upon the achievement of particular milestones in the development of Licensed Products (none of which have occurred as of November 30, 2015 and through the date of this filing):

(1)	$25,000 upon filing of Investigational new drug application for a Licensed Product
(2)	$50,000 upon dosing first patient in Phase I trial (or foreign equivalent) for a Licensed Product
(3)	$100,000 upon dosing first patient in Phase II trial (or foreign equivalent) for a Licensed Product
(4)	$250,000 upon dosing first patient in Phase III trial (or foreign equivalent) for a Licensed Product
(5)	$1,500,000 upon Regulatory Approval of a Licensed Product

e)	Beginning the first full calendar year after Regulatory Approval of a Licensed Product in the United States, Canada, Japan, France, Germany, United Kingdom, Australia, or Italy, or the year 2025, whichever comes first, the Company shall pay to Northwestern minimum royalty payments of $200,000 per year, on a quarterly basis.

f)	The Company will reimburse Northwestern's out of pocket patent expenses totaling approximately $25,000 as of November 18, 2014. All future patent costs for the preparation, filing, prosecution, and maintenance of the Patent rights, shall be borne by the Company. Payment of out of pocket patent expenses will be deferred until the earlier of a) the date the Company closes on its first round of financing after the closing date or b) one year from the closing date. None of these events have occurred as of November 30, 2015 and through the date of this filing and the $25,000 reimbursement remains in deferral.

g)	A running royalty of (a) 5% of net sales of Licensed Products if such Licensed Product is covered by patent rights in the country where such Licensed Product is manufactured or sold and (b) 2% of net sales of Licensed Products in all other countries. In the event that Licensee enters into other license agreements) with third parties with respect to intellectual property which in the Company's opinion is legally required for the manufacture, use or sale of Licensed Product(s), the Company may offset amounts paid to such third parties against earned royalties due Northwestern hereunder, by reducing Licensee's obligation to Northwestern by 0.25% for each 1% of royalty rate payable to third parties; provided, however, that in no event will the royalty rate otherwise due to Northwestern be less than 2.5%;

h)	In addition to the running royalties described above, 15% of any payments, including, but not limited to, sublicense issue fees or milestones received from sub licensees as consideration for Patent Rights or Licensed Products prior to filing of an NDA; 5% after filing an NDA;

i)	In the event of a corporate partnership for the development and/or commercialization of a Licensed Product, 10% of any payments received from such corporate partner as consideration for patent rights or Licensed Products. Payments received by the Company for equity and payments allocated solely for research are excluded;

j)	The Company subject to certain payments if the Company issues sublicenses, permit assignments on the agreement, or in the event of a corporate partnership for the development and /or commercialization of a licensed product;

k)	In the event of a permitted assignment of the agreement, 10% of any payments received from such assignee as consideration for patent rights or Licensed Products.

The agreement will continue in effect, on a country-by country basis, until the expiration of the last to expire of patent rights.

The Northwestern License required that the Company raise $3,000,000 dollars prior to the one year anniversary of the agreement on January 26, 2016. The Company did not raise the requisite amount of capital and is in default on the license agreement. Although the Company has not received a notice of default from Northwestern regarding the default, in the first months of fiscal year 2016, the Company recognized an impairment charge of $198,820 related to the Northwestern License, which represents the net book value of the intangible asset. However, we maintain a close relationship with Northwestern, as they are a significant shareholder in the Company, and the Inventor of the Licensed Products sits on our Board of Directors as well as a Professor of Hematology at the Feinberg Medical School (Northwestern’s medical school).

Blue Print Partners Group

On April 7, 2015, the Company entered into a twelve-month consulting agreement with Blue Print Partners and its principal, Tim Boyd, to assist in, among other items, the daily merger and acquisition activities of the Company, raising capital, and the possible acquisition of pre-identified biotech assets. Mr. Boyd was to be paid a signing fee of 6,250 shares of the Company’s common stock with a fair value of $50,000 on closing and a retainer of $12,500 per month plus out-of-pocket costs.  Mr. Boyd would also have been entitled to various success fees ranging from seven percent (7%) to ten percent (10%), based on the type of transaction, of the total value of any transaction, and would be payable in shares of the Company’s common stock.   Mr. Boyd would have earned a success fee of $100,000 plus 10% of the transaction value in the Company’s stock in the event of a closing of a transaction of an acquisition of an agreed upon target company, a success fee upon the closing of a financing of 5% cash or 10% in Company stock (7% cash or 12% stock for Mezzanine or Equity financing) if Boyd had introduced us to the investor or lender, or a success fee of $100,000 on the sale of any of the Company assets through Mr. Boyd. None of these potential targets had been met by Mr. Boyd prior to the termination of this Agreement.  Due to Mr. Boyd’s improper and unauthorized activities in a number of transactions, the Company terminated this agreement on August 18, 2015, and informed Mr. Boyd he would not be receiving any shares and the Company demanded the return of $10,000 delivered to Mr. Boyd for the purposes of legal fees for a possible transaction.  The Company has instituted legal proceedings against Mr. Boyd due to a pattern of conduct by Mr. Boyd after the consulting agreement was signed that the Company believes was wholly improper and is seeking significant damages from Mr. Boyd for damages caused due to his actions.  The Company recorded a stock payable of $50,000 for the 6,250 signing fee shares and accrued $25,000 for the April and May retainer amounts due under the agreement as of May 31, 2015. During the six months ended November 30, 2015, the Company accrued an additional $50,000 for monthly retainers, pending resolution of this matter. On July 6, 2015, the Company issued 6,250 common shares for the $50,000 stock payable recorded as of May 31, 2015. The Company filed a 30 day notice of termination on August 31, 2016, and per the terms of the agreement the contract was terminated on September 30, 2015.

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
2)	$200,000 within 30 days of initiation of Phase III clinical trial; and
3)	$300,000 within 30 days of approval of a Patent Product

As of November 30, 2015, and through the date of this filing, none of the milestones noted above for Rochester have been met.

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

.

The Company issued 50,000 shares of restricted common stock, with a fair market value of $274,000 based on our stock closing price of $5.48. The shares may be sold by Faulk, assigned or transferred in accordance with securities laws and vests monthly over the following schedule:

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

Excelsior Global Advisors

On September 1, 2015, the Company entered into a Master Services Agreement with Excelsior Global Advisors LLC (“Excelsior”).  Excelsior will provide investor relations services in consideration for:

(a)	$35,000 cash payment due on signing and the 1st day of each month, subject to (c) below.
(b)	15,000 shares of the Company’s common stock that will be eligible for Rule 144 as promulgated under the Securities Act of 1933, as amended, earned on the first day of the month and deliverable by the 20th day of each month during the term of this agreement.
(c)	Excelsior acknowledges that the Company will defer the cash payment due each month until the Company raises a minimum of $3 million. This deferral will continue until a minimum of $3 million has been raised.
(d)	The Company will reimburse Consultant for any pre-approved, in writing, travel or other expenses and the Consultant shall submit such expenses to the Company monthly for reimbursement.

The parties have reached an oral understanding that the cash compensation will be deferred until such time as the Company is current in its SEC filings and able to enter into a search for financing transactions. The initial term of the Master Services Agreement is six months with an additional six-month continuation unless terminated by either party in writing.

As of November 30, 2015, the Company accrued a stock payable of $184,950 for the 45,000 common shares owed under the agreement. As of the date of this filing, the Company owed Excelsior 135,000 common shares under this agreement which have not been issued.

Officer Compensation

In November 2015, the Compensation Committee authorized compensation for Mr. Levine, the Chief Executive Officer of the Company and Mr. Ruben, the former Chief Financial Officer and former General Counsel of the Company, as follows:

•	A $25,000 lump sum payment to be payable in November or December 2015 (both payments were made on November 22, 2015)
•	2016 salary established at $15,000 per month commencing January 15, 2016
•	Healthcare reimbursement of $1,000 per month
•	2016 bonus, if warranted, will be determined at the discretion of the compensation committee of the Board of Directors and paid in a lump sum in November or December 2016.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of November 30, 2015 and May 31, 2015:

	November 30, 2015	May 31, 2015
Intangible license - Northwestern University (see Note 4)	$214,121	$214,121
Intangible license - Rochester University (see Note 4)	200,000	200,000
Patents - Faulk Pharmaceuticals (see Note 4)	274,000	–
Accumulated amortization and impairment	(424,396)	(13,281)
Intangible assets, net	$263,725	$400,840

The Company is amortizing all of the intangible assets over the 10 year term of the related agreements.  The Company recorded amortization of $20,628 and $0, respectively, for the six months ended November 30, 2015 and 2014.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

As of November 30, 2015 and May 31, 2015, total advances from certain officers, directors and shareholders of the Company were $87,500, which was used for payment of general operating expenses.  The related party advances have no conversion provisions into equity, are due on demand and do not accrue interest.

As of November 30, 2015 and May 31, 2015, the Company recorded invoices for legal fees from the law firm of our former chief financial officer totaling $8,400, and $24,071, respectively, and included them in related party payables. In March 2016, the former chief financial officer resigned his position with the Company and agreed to refund $40,000 in legal fees paid to his law firm and returned 195,000 shares of the Company’s common stock previously issued to him.

NOTE 7 – STOCK PAYABLE

During the six months ended November 30, 2015, the Company issued 320,511 common shares for the settlement of $1,236,880 of stock payable that was recorded as of May 31, 2015.  The Company recorded an additional stock payable of $201,320 during the six months ended November 30, 2015 for 51,000 common shares for which it is obligated to issue to various consultants.

On September 12, 2015, a shareholder of the Company issued 674,622 common shares (488,340 of the shares were related to services and 186,282 were related to the Company’s license purchase from Northwestern University) of his own on the Company’s behalf for the settlement of $3,231,217 of stock payable recorded as of May 31, 2015. The settlement of this stock payable by the shareholder was recorded as contributed capital.

Note 8 - Convertible Note Payable

	November 30,	May 31,
Description	2015	2015
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

Convertible note payable	$247,000	$–
Less: Original issue discount	(22,000)	–
Less: Debt discount from derivative liability	(220,000)	–
Less: Deferred financing cost	(5,000)	–
Add: Amortization of debt discount and deferred financing cost	21,226	–
Total convertible notes payable, net	$21,226	$–

On March 30, 2016, the Company received a notice of default, as of August 29, 2015, from our convertible note holder. The default occurred when we failed to file our Form 10-K and 10-Q’s on a timely basis. As a result of the default, the interest rate of the debt was increased to 22% on August 29, 2015 and the Company incurred additional penalty interest in the amount of $81,052 during the six months ended November 30, 2015. The total amount due to the lender for principal and accrued interest, as a result of the default, is $527,318 as of May 3, 2016.

Note 9 - Derivative LiabilitIES

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

	August 20, 2015	November 30, 2015
Market value of common stock on measurement date (1)	$5.20	$1.45
Adjusted conversion price (2)	$3.5108	$1.49
Risk free interest rate (3)	0.74%	0.94%
Life of the note in years	2.477 years	2.227 years
Expected volatility (4)	259.60%	256.90%
Expected dividend yield (5)	–	–

(1)	The market value of common stock is based on closing market price as of initial valuation date.
(2)	The adjusted conversion price is calculated based on conversion terms described in the note agreement.
(3)	The risk-free interest rate was determined by management using the 2 year Treasury Bill as of the respective Offering or measurement date.
(4)	The volatility factor was estimated by management using the historical volatilities of the Company’s stock.
(5)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The initial valuation of the derivative liability was $380,995 on August 20, 2015, the date of the initial valuation, and $440,692 on November 30, 2015. The increase of $59,697 in the derivative liability was recorded on the consolidated statements of operations.

NOTE 10 – DISCONTINUED OPERATIONS

On June 1, 2015, the Company sold its interest in its PubCo subsidiary for $10 to the management of Pubco.  The Company recorded a loss of $80,194 on the sale of PubCo. The Company had reclassified the results of Pubco to discontinued operations.

The summarized operating results for discontinued operations for PubCo are as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014

Revenue	$–	$110,224	$–	$185,321
Cost of revenue	–	21,975	–	41,561
Gross profit	–	88,249	–	143,760

Operating Expenses
Selling, general and administrative	–	83,535	–	137,326
Total operating expenses	–	83,535	–	137,326
Net income	$–	$4,714	$–	$6,434

Summary of assets and liabilities of discontinued operations is as follows:

Balance Sheet Data:	As of November 30, 2015	As of May 31, 2015
Cash	$–	$59,987
Receivables	$–	$46,295
Prepaid expenses	$–	$5,914
Total assets	$–	$112,196
Total liabilities	$–	$40,512

NOTE 11 – STOCKHOLDERS' EQUITY

On July 6, 2015, the Company issued 50,000 shares of its common stock to Faulk Pharmaceuticals, Inc. in accordance with a license agreement, see Note 4. The fair market value of the stock on the date of grant was $274,000.

On September 3, 2015, the Company closed on a Stock Purchase Agreement with a private non-affiliated investor to sell 33,000 shares of the Company’s common stock, at a price of $5.00 per share.  The investor paid $125,000 of the purchase price at closing, giving rise to a stock subscription receivable of $40,000. During the three months ended November 30, 2015, the investor made payments totaling $27,400 towards the stock subscription receivable. The balance on the stock subscription receivable was $12,600 on November 30, 2015. The investor also received a common stock purchase warrant for the right to purchase 33,000 shares at a purchase price of $6.00 per share.  The fair market value of the warrant was $171,600 on the date of grant. The warrant expires on August 27, 2020.

On September 12, 2015, a shareholder of the Company issued 674,622 shares of his own on the Company’s behalf for the settlement of $3,231,217 of stock payable recorded as of May 31, 2015.  Of these shares, 488,340 were related to services and 186,282 were for the Company’s license purchase from Northwestern University.

During the six months ended November 30, 2015, the Company issued 320,511 common shares for the settlement of $1,236,880 of stock payable recorded as of May 31, 2015 for share-based compensation and purchase of intangibles.

During the six months ended November 30, 2015, the Company issued 34,873 common shares to unrelated parties for services. The fair value of the stock on grant date was $184,734, and was recorded as share-based compensation.

During the six months ended November 30, 2015, the Company issued 1,516,176 common shares to related parties for services. The fair value of the stock on grant date was $5,366,569, and was recorded as share-based compensation.

NOTE 12 – SUBSEQUENT EVENTS

Clear Financial Solutions Agreement

On March 21, 2016, the Company, entered into an engagement letter with Clear Financial Solutions, Inc., (“Clear Financial”). Under the Engagement Letter, Clear Financial will provide certain financial consulting services to the Company and Mr. Steven M. Plumb, founder and President of Clear Financial, will serve as the Chief Financial Officer of the Company. Clear Financial will, among other things, prepare and review the Company’s financial statements, oversee internal accounting controls and provide advice on generally accepted accounting principles. In addition, Mr. Plumb will execute the certifications required by Form 10-K and Form 10-Q pursuant to the requirements of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002. As compensation for the services provided, the Company will pay Clear Financial a fee of $6,000 per month and has agreed to issue up to 180,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to Mr. Plumb. The Engagement Letter has an initial term of one year and will automatically renew for successive one-year periods until terminated by either party upon 60 days’ written notice prior to the end of the then current term.

Loan Default

On March 30, 2016, the Company received a notice of default, as of August 29, 2015, from our convertible note holder. The default occurred when we failed to file our Form 10-K and 10-Q’s on a timely basis. As a result of the default, the interest rate of the debt was increased to 22% and the Company incurred additional penalty interest in the amount of $81,052 during the six months ended November 30, 2015. The total amount due to the lender for principal and accrued interest, as a result of the default, is $527,318 as of May 3, 2016.

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

All references in this Form 10-Q to the "Company," "NEF Enterprises," "Panther Biotechnology"  "we," "us," or "our" are to Panther Biotechnology, Inc.

Results of Operations

The following table provides selected financial data about our Company as of November 30, 2015 and May 31, 2015.

Balance Sheet Data:	November 30, 2015	May 31, 2015	Increase (Decrease)
Cash	$120,277	$22,815	$97,462
Prepaid expenses	$–	$20,000	$(20,000)
Current assets from discontinued operations	$–	$112,196	$(112,196)
Total assets	$384,002	$555,857	$(171,849)
Total liabilities	$990,012	$4,717,470	$(3,727,458)
Stockholders' deficit	$(606,010)	$(4,161,619)	$3,555,609

The increase in cash is attributed to the borrowings of $220,000 in August 2015.  The decrease in current assets from discontinued operations was due to the sale of our PubCo subsidiary in June 2015.  Our liabilities decreased $3,727,458 primarily due to shares issued to settle stock payable.

The following summary of our results of operations, for the three and six months ended November 30, 2015 and 2014, should be read in conjunction with our consolidated financial statements, as included in this Form 10-Q.

The following summarizes our results of operations for the three months ended November 30, 2015 compared to the three months ended November 30, 2014:

	2015	2014
Revenue	$–	$138
Total operating expenses	421,411	403
Other expenses	150,506	–
Net loss from continuing operations	(571,917)	(265)
Net income from discontinued operations	–	4,714
Net income (loss)	$(571,917)	$4,449

Revenue

Subsequent to the sale of our subsidiary, PubCo, we have no sources of revenue.

Expenses

Operating expenses for the three months ended November 30, 2015, increased $414,158 compared to the comparative period in 2014. The increase is related to share-based compensation for directors and investor relations expenses of $201,320, professional fees of $124,032, officers’ salary of $67,685, amortization of intangibles of $6,850, insurance of $10,000 and travel expense of $5,744.

Other expenses related to the change in derivative liability of $74,936 and net interest expense of $75,570, none of which were incurred in the prior year. Net interest expense consists of interest accrued on debt of $57,525 and amortization of $18,045 of debt discount.

The following summarizes our results of operations for the six months ended November 30, 2015 compared to the six months ended November 30, 2014:

	2015	2014
Revenue	$–	$138
Total operating expenses	6,472,560	6,708
Other expenses	256,636	–
Net loss from continuing operations	(6,729,196)	(6,570)
Net income from discontinued operations	–	6,434
Net loss	$(6,729,196)	$(136)

Revenue

Subsequent to the sale of our subsidiary, PubCo, we have no sources of revenue.

Expenses

Operating expenses for the six months ended November 30, 2015, increased $6,484,007 compared to the comparative period in 2014, from $6,708 to $6,472,560.  The increase in expenses can be primarily attributed to increases in share-based compensation of $5,752,623 related to officer and director compensation and investor relations, impairment of intangibles of $390,487, professional fees of $200,518, amortization of $20,628 related to amortization of intangible assets, increase in officer salary of $67,685 and an increase in insurance expense of $10,000. Impairment of intangibles increased $390,487, from $0 to $390,487 as a result of the impairment of the University of Rochester and Northwestern University licenses.

Other expenses related to the loss on sale of subsidiary of $80,194, change in derivative liability of $59,697 and net interest expense of $116,745, none of which were incurred in the prior year.

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

Working Capital

	As of	As of
	November 30,	May 31,
	2015	2015

Current assets	$120,277	$155,011
Current liabilities	990,012	4,717,470
Working capital deficit	$(869,735)	$(4,562,459)

Cash Flows

	For The Six Months Ended November 30,
	2015	2014

Cash flows used in operating activities	$(274,938)	$(8,569)
Cash flows provided by financing activities	372,400	10,000
Net increase in cash	$97,462	$1,431

As of November 30, 2015, the Company's cash balance was $120,277 compared to $6,007 as of May 31, 2015 and our total assets were $384,002 compared with $555,851 as of May 31, 2015. The increase in cash was due to the proceeds from a convertible note payable during the quarter. The change in total assets was primarily due to acquisition of licenses and subsequent impairment of these licenses during the six-month period ended November 30, 2015.

As of November 30, 2015, the Company had total liabilities of $990,012 compared with $4,717,470 as of May 31, 2015. Our liabilities decreased $3,727,458 primarily due to the issuance of common stock to settle stock payable.

As of November 30, 2015, the Company had a working capital deficit of $869,735 compared with $4,562,459 as of May 31, 2015. The decrease in our working capital deficit was primarily attributed to the issuance of a convertible note and reductions in stock payable. We are currently in default on our convertible note payable. If the Company is unable to cure the default, it may be required to seek additional financing to repay such debt or renegotiate the debt on less favorable terms.

We are currently in default on our term sheet with Alchemia and received a demand letter from them for the breakup fee of $500,000 and an additional $75,000 for operational expenses. The Company disputes the validity of the agreement and is prepared to mount a vigorous defense in support of its position.

In March 2016, we reached a settlement and separation agreement with our former chief financial officer whereby he would resign from his position and refund to the Company $40,000 in legal fees paid by the Company to his law firm and return 185,000 shares of the Company’s common stock that were previously issued to him.

During the six months ended November 30, 2015, the Company used $274,938 in operating activities, compared to the $8,569 of cash used by operating activities during the six months ended November 30, 2014.

Cash Flow from Financing Activities

During the six months ended November 30, 2015, the Company received a total of $372,400 in cash flow from financing activities as follows: $220,000 in cash from financing activities due to proceeds from issuance of a convertible note, $125,000 from the sale of common stock and $27,400 received from collections on a stock subscription receivable that arose as a result of the sale of common stock. This is compared to cash provided by financing activities of $10,000 for the six months ended November 30, 2014, due from advances made by certain shareholders.

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

Evaluation of Disclosure Controls and Procedures

As of November 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) management dominated by a single individual without adequate compensating controls and (5) the inability of the Company to timely file its required filings with the SEC. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of November 30, 2015.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

On March 30, 2016, the Company received a notice of default from the lender of our secured convertible note holder. The total amount of principal and accrued interest due to the lender as a result of the default is $527,318 as of May 3, 2016 and the interest rate of the debt increased to 22%.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
(3)	(i) Articles of incorporation, (ii) Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on February 6, 2013)
3.3	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on February 6, 2013)
(10)	Material Contracts
10.1	License Agreement between Northwestern University and the Company dated January 26, 2015 incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015.
10.2	Exclusive License Agreement between the University of Rochester and the Company dated March 31, 2105 incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015.
10.3	Asset Purchase Agreement between Faulk Pharmaceuticals, Inc. and the Company dated April 6, 2015 incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015.
10.4 +	Securities Purchase Agreement dated as of August 20, 2015, by and between the Company and Typenex Co-Investment, LLC and all related notes, security agreements, etc.
10.5 +	Master Services Agreement dated September 1, 2015 by and between Excelsior Global Advisors LLC and the Company.
10.6	Agreement with Clear Financial Solutions, Inc. incorporated by reference and previously filed as an exhibit with Form 8-K filed on April 19, 2016.

(14)	Code of Ethics
14.1	Incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2013 filing dated August 29, 2013.

(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
101	Interactive Data Files
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Filed with Form 10-K for the year ended May 31, 2015 on January 22, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANTHER BIOTECHNOLOGY, INC.

Dated: May 6, 2016
/s/ Evan Levine
Evan Levine,
President and Chief Executive Officer

