Form 10-K
period 2016-05-31
PANTHER BIOTECHNOLOGY, INC.
filed 2016-09-13
CIK 1530981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2015, was $3,610,912 based on a closing share price of $1.45 of such common equity, as of the last business day, November 30, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

7,499,143 Common Shares as of September 14, 2016

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

Item 1.          Business

Business Development

Panther Biotechnology, Inc. was incorporated in the State of Nevada on July 11, 2011, as New Era Filing Services, Inc.  The Company changed its name to NEF Enterprises, Inc. on October 4, 2011, and on May 29, 2014 the Company changed its name again to Panther Biotechnology, Inc. Panther incorporated a wholly owned subsidiary in the State of Florida on September 28, 2011, called New Era Filing Services, Inc. which changed its name to PubCo Reporting Services, Inc. (“PubCo Reporting”) on November 26, 2013. PubCo Reporting was sold on June 1, 2015. Our fiscal year end is May 31. The Company's address is 888 Prospect Street, Suite 200, La Jolla, CA 92037. The telephone number at this location is 858-263-2744.

Panther Biotechnology, Inc. (“Panther”) was originally established to better serve the unmet medical needs of patients with the most difficult to treat types of cancer. Panther’s mission has been to identify, license, and acquire undervalued molecules that are designed to heal without causing harm and are either optimized derivatives of existing products, repurposed approved products, products that did not meet clinical endpoints and also new classes of drugs. The favorable therapeutic index of Panther's portfolio products allows use in combination with other drugs including immunotherapeutics for better and more durable responses. Panther has partnered with the Center for Developmental Therapeutics and the new Northwestern Medical Developmental Therapeutics Institute of Northwestern University,the University of Rochester and Faulk Pharmaceuticals. Panther is currently undergoing a reevaluation of its portfolio holdings, partnerships and mission. Panther is currently exploring a more diverse business model in which opportunities from other industries independent of medical and biotechnology efforts are being considered. Panther continues to undergo due diligence on some of these alternative possibilities although there is no guarantee that any other considerations will come to fruition.

On March 23, 2015, the Board of Directors of Panther announced the hiring of Evan M. Levine as Chief Executive Officer as a first step in progressing the Company and its future growth. Mr. Levine brought over two decades of in-depth experience in executive management and the institutional investment business with expertise that includes initiating, restructuring, and managing corporate infrastructure with knowledge and skills to increase investor and shareholder net worth. Mr. Levine has executed and orchestrated corporate restructurings and change management dealings that resulted in the successful turnaround of several publicly traded companies. Mr. Levine acquired and reorganized the struggling biotech company, Adventrx Pharmaceuticals, with investment partners and architected the restructuring of the management, board of directors and the strategic development programs. This resulted in turning a pre-money valuation of less than $700,000 to a market capitalization high of over $550 million. Mr. Levine initiated the Brown Simpson Strategic Growth Fund with three investment partners and initial capital of $400,000 which increased to more than $650 million within three years. Mr. Levine has set a vision to build a world class enterprise with the intention of not only moving molecules through the clinic and concurrently seeking development and commercialization partners but also to diversify and reduce risk by exploring additional businesses in different industries with an overall goal of increasing shareholder value.

On April 7, 2015, Panther announced an agreement to acquire technology assets of Faulk Pharmaceuticals located in Raleigh, North Carolina. Panther closed on this acquisition on July 14, 2015.  The transaction provided Panther with a proprietary, multi-nationally patent protected, ligand-drug conjugate technology platform as well as a pipeline of drug product candidates that address unmet medical needs in oncology and autoimmune disease indications. The lead development program is a ligand-drug conjugate, TRF-DOX, a combination of transferrin glycoproteins with Doxorubicin for targeted delivery to tumors with the reduction of serious side effects. Clinical results demonstrate significant improvement over Doxorubicin. In a randomized, double blind, controlled study of patients with advanced FIGO stage IV ovarian cancer, the addition of either TRF-DOX or Doxorubicin to conventional chemotherapy was compared. Treatment with TRF-DOX resulted in a statistically significant increase in survival over Doxorubicin in patients with drug resistant ovarian cancer. In a non-blinded study in patients with acute leukemia, TRF-DOX was dosed at 10% of the usual dose and demonstrated an 87% decline in cancer cells circulating in the blood and no extension of the disease to bone marrow in 100% of the patients. TRF-DOX also exhibited a complete response of both the primary tumor and metastatic lesions in a patient with angiosarcoma after having failed three months of standard chemotherapy. TRF-DOX leverages the targeting ability of the plasma protein transferrin to deliver a powerful chemotherapeutic payload to cancerous cells. In vitro assays demonstrate growth inhibition of cancer cells that are resistant to other chemotherapies including Doxorubicin itself. Cytotoxicity studies demonstrate that a dose reduction of ten to one hundred-fold kills all cancer cells in multiple indications. In vivo studies demonstrate that TRF-DOX selectively binds tumors, inhibits tumor growth better than unmodified Doxorubicin, and increases survival. This improved therapeutic index suggests that further improvements in efficacy without added toxicity can be achieved. On July 14, 2016, the Company announced that it had executed an agreement with Dr. Patricia D. Williams of IND Directions, LLC in Washington DC to lead all aspects of the drug development process for TRF-DOX including regulatory, preclinical, manufacturing and clinical development activities. Dr. Williams has over 30 years of experience designing and implementing high quality drug development programs for small molecules, biologics, and gene therapies. Dr. Williams has held various positions of increasing responsibilities at major pharmaceutical and biotechnology companies (Bristol-Myers, Eli Lilly, American Cyanamid, Ligand, Biochem Pharma) as well as contract research and consulting organizations (SRA Life Sciences, TherImmune, Gene Logic and Summit Drug Development Services). In addition, Dr. Williams has already worked on TRF-DOX with Faulk Pharmaceuticals in the past. Teams under Dr. Williams' leadership have advanced over 50 small molecules and biologics into clinical development. Under Dr. Williams' leadership, Panther has initiated the preparation of a formal Pre-Investigational New Drug (IND) submission to the US Food and Drug Administration (FDA). This step will result in FDA's input into Panther's Phase 2 clinical plans with TRF-DOX as well as the preclinical and manufacturing data that will support clinical trials with TRF-DOX. The Company will continue to inform the public as critical milestones are achieved.

On April 17, 2015, Panther announced the execution of an exclusive license agreement with the University of Rochester for a new drug candidate that selectively kills leukemic stem cells. Under the terms of the agreement, Panther has licensed from the University of Rochester, the rights to develop and commercialize a first in class new chemical entity with demonstrated powerful anti-leukemia activity. The licensed compound, called TDZD-8, is a small molecule engineered to kill leukemic stem cells. TDZD-8 has demonstrated broad and selective in vitro activity against many different types of leukemia. In addition, TDZD-8 has no significant toxicity in normal hematopoietic stem cells. The license is based on the pending US patent 12/374,002, pending EU patent 07810619.2, issued Australia patent 2007275686, and issued New Zealand patent 574619, all filed under "Thiadiazolidinone Derivatives." Studies of TDZD-8 were performed to determine the effects on different types of leukemia cells taken from patients (AML, bcCML, CLL and ALL), and on normal blood cells as well. All forms of leukemia cells were strongly inhibited and induced to die by TDZD-8, however, there was minimal effect on normal blood cells. Further, TDZD-8 was submitted for screening against the NCI60 panel and found to be selectively cytotoxic to leukemia cells and cells from related diseases. The compound does not greatly impact tumors derived from non-blood tissues. TDZD-8 is a kinase inhibitor and induces oxidative stress, causing its striking ability to induce the leukemia cells to die after less than 2 hours of exposure to the drug. The Company has not invested any significant amount of time or capital on this product in the last year and is currently reevaluating whether to develop, partner, transfer or terminate the effort. The Company recognized a loss on impairment related to this asset of $191,667 on May 31, 2016.

On April 1, 2015, Panther announced the execution of an exclusive license agreement with Northwestern University in which Panther had previously purchased an option in 2014.  Under the terms of the agreement, Panther has licensed from Northwestern University the rights to develop and commercialize new technologies to enhance efficacy and decrease toxic side effects of a novel category of anti-cancer drugs. The licensed compounds, called Numonafides, are optimized derivatives of Amonafide, and are engineered to avoid acetylation and eliminate a toxic metabolite. Numonafides have demonstrated broad in vitro activity in blood, cervical, colon, gastric, liver, lung and skin cancers. Laboratory results suggest that the lead compound has a broad spectrum of anti-tumor activities with minimal toxicity and minimal chances of developing drug resistance. In addition, mouse models have demonstrated increased tumor response by Numonafide, as well as a great reduction in toxicities compared to Amonafide. The license is based on the issued US patents 8,420,665 and 8,829,025 filed under "Anti-Cancer Compounds." Panther is able to leverage its close relationships with Northwestern to conduct these activities. The Inventor of the technology, Dr. John Norton, is on the Board of Directors of Panther. Also Andrew Mazar, Director of the Center of Developmental Therapeutics at Northwestern University is on the Scientific Advisory Board of Panther. The initial target indication is treatment refractory acute myelogenous leukemia (AML) and may include other cancers such as triple negative breast cancer, which have historically relied upon cancer therapies that produce severe side effects, as well as hepatocellular carcinoma, for which, there are no effective and minimally toxic systemic chemotherapeutics. The Company has not invested any significant amount of time or capital on this product in the last year and is currently reevaluating whether to develop, partner, transfer or terminate the effort. The license agreement calls for certain milestones to be achieved but the Company has not met those obligations. The Company recognized a loss on impairment related to this asset of $198,820 as of May 31, 2016.

On July 1, 2015, Panther announced that it had entered into a letter of intent to acquire Alchemia Oncology Pty LTD, a subsidiary of Alchemia LTD listed on the Australian Stock Exchange. The transaction was brought to Panther Biotechnology by Tim Boyd of Blueprint Partners in Santa Monica and Venice, California, whom Panther engaged to seek potential acquisitions of Australian biotechnology candidates on a success fee basis. Mr. Boyd identified and negotiated directly with Alchemia and agreed on the transaction terms. Mr. Boyd subsequently presented those terms to Panther Biotechnology. Mr. Boyd guaranteed the due diligence and guaranteed a financing of $10,000,000 should Panther engage in the transaction with a short term guarantee of $500,000 simply to execute the term sheet. The agreement that Mr. Boyd negotiated required a final mutually agreed upon asset purchase agreement containing certain milestone achievements in the short term, including but not limited to a filing of an S-1 registration statement and applying for a listing on the NASDAQ. The acquisition consideration was $15,000,000 worth of Panther Biotechnology common shares which were generally trading around $5 per share during the relevant time. The guaranteed price of the first tranche of the Blueprint Partners financing was $5 per share. Panther believed the transaction to be of minimal risk.  However, initial failure of Blueprint to deliver the financing resulted in the failure to achieve certain milestones per the term sheet which then possibly subjected Panther to a break fee of $500,000 (which Panther takes the position that it is not liable if such fee were ever pursued). Panther was unable to agree upon the terms of the asset purchase agreement as well as unable to achieve the milestones on a timely basis due to both Alchemia withholding critical data and Mr. Boyd improperly misrepresenting his ability to deliver the requisite financing concurrent with the execution of the term sheet. In addition, Panther discovered questionable board relationships and practices amongst themselves and Mr. Boyd. Also, certain statements and actions from Alchemia appeared contradictory to the expectations of the relationship. During the relevant time, Panther made every attempt to understand and resolve the situation, however, Panther suspects that possible collusion amongst the parties made the transaction absolutely impossible to consummate. Panther believes it is entitled to damages. Panther commenced litigation against Tim Boyd and Blueprint Partners and is determining whether other parties should be part of the litigation in any capacity. Boyd and Blueprint defaulted on the lawsuit by not responding to the complaint, however, the court determined that Boyd did not materially harm Panther and did not award any monetary damages. None of this is expected to have a material impact on Panther.

Principal Products, Services and Their Markets

Panther owns, and is planning on searching for additional in-licensing opportunities and new technology assets from universities or other companies, and not limiting itself to medical or biotechnology projects. The Company has begun to develop its lead compound, TRF Doxorubicin.  As of the date of this report the Company has entered into a License Agreement with Northwestern University for the in-licensing of certain patents and patent applications, an Exclusive Patent License Agreement with the University of Rochester for the license of certain patent rights and closed on an Asset Purchase Agreement with Faulk Pharmaceuticals, Inc. and acquired the right to miscellaneous patents and other assets as described herein.

Panther is an entity focused on the acquisition and development of enhanced therapeutics for the treatment of neoplastic, autoimmune and antiviral disorders. The Company is currently developing its lead clinical candidate, TRF-DOX which is a combination of transferrin glycoproteins with Doxorubicin for targeted delivery to tumors with the reduction of serious side effects, and reevaltuing both Numonafide, which is a derivative of the widely studied anticancer drug Amonafide optimized to eliminate toxic metabolites and reduce side effects, and TDZD-8, a kinase inhibitor targeting cancer stem cells. Panther is continuing its acquisition strategy focusing on identifying undervalued companies and assets including companies that are not engaged in the biotechnology or medical industries.

Talent Sources and Names of Principal Suppliers

Panther believes there are many sources available to find the potential opportunities that will comport to the Company’s business plan.  The Company will focus on both Universities and private sector companies.

Dependence on One or a Few Major Customers

The Company is not dependent on any one customer and no customer accounts for more than ten (10%) of the Company’s revenues.

Patents, Trademarks, Licenses, Agreements or Contracts

Panther plans on in-licensing new certain technology assets from universities or other companies to begin to develop the assets for the treatment of cancer and other life threatening diseases as well as other diversified business opportunities.  As of the date of this report the Company has entered into a License Agreement with Northwestern University for the in-licensing of certain patents and patent applications, an Exclusive Patent License Agreement with the University of Rochester for the license of certain patent rights and closed on an Asset Purchase Agreement with Faulk Pharmaceuticals, Inc. and acquired misc. patents and other assets.

Governmental Controls, Approval and Licensing Requirements

The Company, through its biotechnology business will be subject to certain regulations in the future, as indicated herein and in the Risk Factors section below.

Research and Development Activities and Costs

We have spent no time on specialized research and development activities.

Number of Employees

Panther has two employees, the president and chief financial officer.

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

The clinical and commercial success of our products will depend on a number of factors, including the following:

•	The ability to raise additional capital on acceptable terms, or at all;
•	Timely completion of our clinical trials, once commenced;
•	Whether the U.S. Food and Drug Administration or similar foreign regulatory agencies to conduct additional clinical trials beyond those planned to support the approval and commercialization of our products or future products;
•	Our ability to manufacture and scale the target and portfolio candidate products;
•	Acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our products by the FDA and similar foreign regulatory authorities;
•	Our ability to demonstrate to the satisfaction of the FDA and similar foreign authorities: 1) the safety and efficacy of our products or any future products, 2) the timely receipt of marketing approvals, and 3) the prevalence, duration and severity of potential side effects experienced with our products or future products;
•	Our ability to successfully commercialize our products or any future products in the United States and internationally;
•	Acceptance by physicians and patients of the benefits, safety and efficacy of our products or any future products, if approved, including relative to alternative and competing treatments;
•	Our ability to establish and enforce intellectual property rights in and to our products or any future products;
•	Our ability to avoid third-party patent interference or intellectual property infringement claims; and
•	Our ability to in-license or acquire additional products or commercial-stage products that we believe can be successfully developed and commercialized.

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

Item 2.             Properties

Panther’s principal business and corporate address is 888 Prospect Street, Suite 200, La Jolla, CA 92037, telephone number 858-263-2744.  We rent this space on a month to month lease.

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

The following table sets forth the approximate high and low bid prices for our common stock as reported by the OTCPink for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low

June 1, 2015 through August 31, 2015	$6.39	$4.64
September 1, 2015 through November 30, 2015	5.85	1.40
December 1, 2015 through February 28, 2016	1.70	0.99
March 1, 2016 through May 31, 2016	1.57	0.48

June 1, 2014 through August 31, 2014	$24.00	$7.00
September 1, 2014 through November 30, 2014	31.00	3.25
December 1, 2014 through February 28, 2015	4.35	2.01
March 1, 2015 through May 31, 2015	8.15	3.46

Holders

As of May 31, 2016, there were approximately 55 stockholders of record and an aggregate of 7,499,143 shares of our common stock were issued and outstanding. As of September 14, 2016, there were approximately 60 stockholders of record and an aggregate of 7,499,143 shares of our common stock were issued and outstanding.  The transfer agent of our company's common stock is Signature Stock Transfer Inc. at 2632 Coachlight Court, Plano, TX 75093.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In May 2016, the Company sold 833,333 shares of its $0.001 par value common stock to two investors for gross proceeds of $125,000. The sale was made in accordance with Section 4(2) or Regulation D of the Securities Act.

In June 2016, the Company sold 350,000 shares of its $0.001 par value common stock to four investors for gross proceeds of $52,500. The sale was made in accordance with Section 4(2) or Regulation D of the Securities Act.

In July 2016, the Company sold 100,000 shares of its $0.001 par value common stock to an investor for gross proceeds of $15,000. The sale was made in accordance with Section 4(2) or Regulation D of the Securities Act.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended May 31, 2016 and 2015.

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

Results of Operations

The following table provides selected financial data about our company as of May 31, 2016 and 2015.

Balance Sheet Data:	May 31, 2016	May 31, 2015	Increase (Decrease)
Cash	$108,912	$22,815	$86,097
Prepaid expenses	–	20,000	(20,000)
Current assets from discontinued operations	–	112,196	(112,196)
Property, plant, and equipment, net	–	–	–
Intangible licenses, net	250,025	400,840	(150,815)
Total assets	$358,937	$555,851	$(196,914)

Accounts payable and accrued liabilities	$418,372	$61,075	$357,297
Stock payable	98,980	4,528,383	(4,429,403)
Convertible note payable, net	65,298	–	65,298
Derivative liability	295,883	–	295,883
Related party advances	87,500	87,500	–
Current liabilities from discontinued operations	–	40,512	(40,512)
Total liabilities	$966,033	$4,717,470	$(3,750,437)

Stockholders’ equity (deficit)	$(607,096)	$(4,161,619)	$3,554,523

Our increase in cash of $86,097 can be attributed to the proceeds from the sale of common stock in May 2016 of $125,000 less funds used to fund the operations of the Company. Our total liabilities decreased $3,771,440 almost entirely due to the issuance of common stock previously recorded as stock payable.

The following summary of our results of operations, for the years ended May 31, 2016 and 2015 are as follows:

	For the Year Ended May 31,		Increase
Statement of Operations Data:	2016	2015	(Decrease)
Revenue	$–	$139	$(139)
Total operating expenses	6,400,868	4,232,207	2,168,661
Other expense	(567,259)	–	567,259
Net loss from continued operations	(6,968,127)	(4,232,068)	(2,736,059)
Net income from discontinued operations	–	30,070	(30,070)
Net loss	$(6,968,127)	$(4,201,998)	$(2,766,129)

For the Year Ended May 31, 2016

Revenue

Due to the start-up of the biomedical technology operations of the Company, we had zero revenues for the period and presently do not anticipate any significant revenues for the immediate future.

Expenses

Operating expenses for the year ended May 31, 2016 were $6,400,868 compared to $4,232,207 for the prior year. The increase of $2,168,661 can be attributed primarily to an increase in stock-based compensation of $1,358,828 related to the grant of restricted common shares to various directors, officers, and consultants of the Company, an increase in impairment of intangible assets of $390,487, an increase in officers’ compensation of $158,000, an increase in professional fees of $190,988, an increase in depreciation and amortization of $23,886, an increase in commission expense of $24,200, an increase in insurance expense of $13,000, a decrease in rent of $1,297, a decrease in office supplies of $1,902, an increase in travel of $10,197 and an increase in miscellaneous expenses of $2,274.

Other expenses were $567,259 during the year ended May 31, 2016, compared to zero in the prior year. The increase of $567,259 was due to a loss incurred upon the sale of a subsidiary of $80,194, change in fair value of derivative liability of $21,595, interest expense of $532,927 and a gain on extinguishment of debt of $67,457, none of which were incurred in the prior year.

Discontinued Operations

Our PubCo Subsidiary, which was sold on June 1, 2015, was reclassified as discontinued operations as of May 31, 2105. The Company recognized net income from discontinued operations of $30,070 during the year ended May 31, 2105. There was no corresponding income during the year ended May 31, 2106 due to the sale of the business on June 1, 2015.

Plan of Operation

We are developing our plan to file an Investigational New Drug application (IND) with the Food and Drug Administration (FDA). We have raised sufficient funds to cover the cost of developing the IND. However, additional funds will be necessary to cover our administrative costs.

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

Working Capital

	As of May 31,		Increase
	2016	2015	(Decrease)
Current assets from continued operations	$108,912	$42,815	$66,097
Current liabilities from continued operations	966,033	4,676,958	(3,710,925)
Working capital deficit from continued operations	$(857,121)	$(4,634,143)	$(3,664,828)

Cash Flows

	For the Year Ended May 31,		Increase
	2016	2015	(Decrease)
Cash flows used in operating activities from continued operations	$(373,903)	$(1,516)	$(372,387)
Cash flows used in investing activities from continued operations	$–	$–	$–
Cash flows provided by financing activities from continued operations	$460,000	$62,500	$397,500

On May 31, 2016, our cash balance was $108,912, compared to $22,815 May 31, 2015 and our total current assets from continued operations were $108,912 compared with $42,815 at May 31, 2015. The increase in cash of $86,097 and the increase total current assets of $46,099 was primarily due to the gross proceeds from the sale of common stock less operating expenses for the Company.

On May 31, 2016, total liabilities from continued operations were $966,033, compared with total liabilities from continued operations of $4,676,958 as at May 31, 2015, the decrease of $3,710,925 was primarily due to the decrease in stock payable related to the issuance of restricted shares to various directors, officers, and consultants of the Company for services and intangible assets.

On May 31, 2016, we had a working capital deficit from continued operations of $857,121, compared with a working capital deficit of $4,634,143 as of May 31, 2015. The increase in our working capital deficit was again primarily attributed to the decrease in the stock payable as a result of the issuance of grants of restricted shares to various directors, officers, and consultants of the Company for services and intangible assets.

Cash Flow from Operating Activities

During the year ended May 31, 2016, the Company had cash used in operating activities from continued operations of $373,903 as compared to cash used in operating activities from continued operations of $1,516 for the year ended May 31, 2015. The decrease was primarily attributed to corporate overhead.

Cash Flow from Investing Activities

During the year ended May 31, 2016 and 2015, the Company had cash used in investing activities from continued operations of $0.

Cash Flow from Financing Activities

During the year ended May 31, 2016, the Company had cash provided by financing activities from continued operations of $460,000 compared to cash flows from financing activities of $62,500 during the year ended May 31, 2015. The increase of $397,500 is due to the gross proceeds from the sale of common stock of $250,000, proceeds from the issuance of a convertible note payable of $220,000 and repayments of $10,000 on the convertible note payable.

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

MAY 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Panther Biotechnology, Inc.

We have audited the accompanying consolidated balance sheet of Panther Biotechnology, Inc. (the “Company”) as of May 31, 2016, and the related consolidated statement of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panther Biotechnology, Inc. as of May 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LBB & Associates, Ltd., LLP

LBB & Associates, Ltd., LLP

www.lbbcpa.com
Houston, Texas
September 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Panther Biotechnology, Inc.

We have audited the accompanying consolidated balance sheet of Panther Biotechnology, Inc. (the “Company”) as of May 31, 2015, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panther Biotechnology, Inc. as of May 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
January 20, 2016

Panther Biotechnology, Inc.

Consolidated Balance Sheets

	May 31, 2016	May 31, 2015
ASSETS
Current Assets
Cash	$108,912	$22,815
Prepaid expenses	–	20,000
Current assets from discontinued operations	–	112,196
Total current assets	108,912	155,011

Non-Current Assets
Intangible licenses, net	250,025	400,840
Total non-current assets	250,025	400,840

Total Assets	$358,937	$555,851

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$398,369	$37,004
Accounts payable – related party	20,003	24,071
Stock payable	38,693	866,681
Stock payable – related party	60,287	3,661,702
Related party advances	87,500	87,500
Convertible note payable, net	65,298	–
Derivative liability	295,883	–
Current liabilities from discontinued operations	–	40,512
Total liabilities	966,033	4,717,470

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized; 7,499,143 and 4,662,500 shares issued and outstanding as of May 31, 2016 and 2015, respectively	7,500	4,663
Additional paid-in capital	10,569,400	49,587
Accumulated deficit	(11,183,996)	(4,215,869)
Total stockholders’ deficit	(607,096)	(4,161,619)

Total Liabilities and Stockholders’ Deficit	$358,937	$555,851

The accompanying notes are an integral part of these consolidated financial statements.

Panther Biotechnology, Inc.

Consolidated Statements of Operations

For the Years Ended May 31, 2016 and 2015

	May 31, 2016	May 31, 2015
Revenue	$–	$139

Operating expenses:
General and administrative expenses	5,976,053	4,221,765
Depreciation and amortization expense	34,328	10,442
Impairment of intangible assets	390,487	–
Total operating expenses	6,400,868	4,232,207

Operating Loss	(6,400,868)	(4,232,068)

Other income (expense):
Loss on sale of subsidiary	(80,194)	–
Change in fair value of derivative instrument	(21,595)	–
Interest expense, net	(532,927)	–
Gain on debt extinguishment	67,457	–
Total other expenses	(567,259)	–

Net loss from continuing operations	(6,968,127)	(4,232,068)
Net income from discontinued operations	–	30,070
Net loss	$(6,968,127)	$(4,201,998)

Net loss per common share, basic and diluted	$(1.08)	$(0.90)

Weighted average number of common shares outstanding, basic and diluted	6,428,302	4,662,500

The accompanying notes are an integral part of these consolidated financial statements.

Panther Biotechnology, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended May 31, 2016 and 2015

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – May 31, 2014	4,662,500	$4,663	$49,587	$(13,871)	$40,379
Net loss	–	–	–	(4,201,998)	(4,201,998)
Balance – May 31, 2015	4,662,500	4,663	49,587	(4,215,869)	(4,161,619)
Common stock issued for license	75,437	76	473,924	–	474,000
Share based compensation	1,644,873	1,645	6,536,538	–	6,538,183
Common stock issued upon conversion of convertible note payable	250,000	250	29,000	–	29,250
Sale of common stock and warrants for cash	866,333	866	249,134	–	250,000
Liabilities paid by Shareholder	–	–	3,231,217	–	3,231,217
Net loss	–	–	–	(6,968,127)	(6,968,127)
Balance – May 31, 2016	7,499,143	$7,500	$10,569,400	$(11,183,996)	$(607,096)

The accompanying notes are an integral part of these consolidated financial statements.

Panther Biotechnology, Inc.

Consolidated Statements of Cash Flows

For the Years Ended May 31, 2016 and 2015

	May 31, 2016	May 31, 2015
Cash Flows from Operating Activities:
Net loss	$(6,968,127)	$(4,201,998)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	34,328	10,442
Impairment of intangible assets	390,487	–
Stock-based compensation	5,551,303	4,141,169
Loss on sale of subsidiary	80,194	–
Change in fair value of derivative instrument	21,595	–
Amortization of debt discount and deferred financing costs	226,293	–
Gain on debt extinguishment	(67,457)	–
Changes in operating assets and liabilities:
Prepaid expenses	20,000	(20,000)
Accounts payable and accrued liabilities	337,481	68,871
Net cash used in operating activities from continuing operations	(373,903)	(1,516)
Net cash used in operating activities from discontinued operations	–	(39,116)
Net cash used in operating activities	(373,903)	(40,632)

Cash Flows from Investing Activities:
License deposit	–	–
Net cash used in investing activities from continuing operations	–	–
Net cash used in investing activities from discontinued operations	–	(1,297)
Net cash used in investing activities	–	(1,297)

Cash Flows from Financing Activities:
Proceeds from related party advances	–	62,500
Proceeds from issuance of convertible note payable	220,000	–
Proceeds from sale of common stock	250,000	–
Repayment on convertible note payable	(10,000)	–
Net cash provided by financing activities from continuing operations	460,000	62,500
Net cash provided by financing activities from discontinued operations	–	–
Net cash provided by financing activities	460,000	62,500

Net increase in cash	86,097	20,571
Cash at beginning of year	22,815	2,244
Cash at end of year	$108,912	$22,815

Supplemental Cash Flow Disclosure:
Interest paid	$–	$–
Taxes paid	$–	$–

Non-cash Investing and Financing Activities:
Fixed assets sold in exchange for accounts payable	$–	$8,276
Purchase of intangible license with stock payable	$–	$187,214
Purchase of intangible license with stock payable	$–	$200,000
License deposit applied to purchase of intangible license	$–	$24,000
Initial valuation of derivative on convertible debt recorded debt discount	$380,995	$–
Original issue discount on convertible debt	$22,000	$–
Accrued deferred financing costs	$5,000	$–
Common stock issued for stock payable	$1,186,880	$–
Common stock issued for intangible assets	$274,000	$–
Common stock issued upon conversion of convertible note payable	$29,250	$–
Common stock issued by shareholder on the Company’s behalf for stock payable	$3,231,217	$–

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

The Company is an early stage bio-medical technology company that pursues and is continuing to pursue in-licensing of certain technologies so that they may be able to develop those technologies for treatments of patients with cancer.  Panther’s current purpose is to better serve the unmet medical needs of patients with the most difficult to treat cancers.  Panther’s mission is to identify, license and acquire unique molecules that are designed to heal without causing harm and are either optimized derivatives of existing products, repurposed approved products or new classes of drugs. Panther is also seeking other diversified business opportunities.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Intangible assets having a capitalized cost of $390,487 were impaired during the year ended May 31, 2016. No impairment of intangible assets was identified for the year ended May 31, 2015.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees" Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

The Company believes that the fair value of its financial instruments comprising cash, accounts payable, and convertible notes approximate their carrying amounts. As of May 31, 2016 and 2015, the Company had no Level 1 or Level 2 financial assets or liabilities, and Level 3 financial liabilities consisted of the Company’s derivative liability.

The following table presents the fair value measurement information for the Company as of May 31, 2016:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$295,883	$–	$–	$295,883

The following table presents the fair value measurement information for the Company as of May 31, 2015:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$–	$–	$–	$–

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

Loss per Share

Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the years ended May 31, 2016 and 2015, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be antidilutive. For the year ended May 31, 2016 the Company had 33,000 common stock warrants outstanding that were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive. The Company had no potentially dilutive securities, such as options or warrants, currently issued and outstanding as of May 31, 2015.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and in August 2015 issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Under ASU 2015-03, debt issuance costs reported on the consolidated balance sheet would be reflected as a direct deduction from the related debt liability rather than as an asset. While ASU 2015-03 addresses costs related to term debt, ASU No. 2015-15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU No. 2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. The Company has elected to implement ASU No. 2015-03 effective August 20, 2015 and the financial statements as of May 31, 2016 reflect the early adoption.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a cumulative net loss since inception of $11,183,996, negative working capital of $857,121 and is currently in default on its convertible debt and has required additional capital raises and advances from shareholders’ to support its operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

Blue Print Partners Group

On April 7, 2015, the Company entered into a twelve-month consulting agreement with Blue Print Partners and its principal, Tim Boyd, to assist in, among other items, the daily merger and acquisition activities of the Company, raising capital, and the possible acquisition of pre-identified biotech assets. Mr. Boyd was to be paid a signing fee of 6,250 shares of the Company’s common stock with a fair value of $50,000 on closing and a retainer of $12,500 per month plus out-of-pocket costs.  Mr. Boyd would also have been entitled to various success fees ranging from seven percent (7%) to ten percent (10%), based on the type of transaction, of the total value of any transaction, and would be payable in shares of the Company’s common stock. Mr. Boyd would have earned a success fee of $100,000 plus 10% of the transaction value in the Company’s stock in the event of a closing of a transaction of an acquisition of an agreed upon target company, a success fee upon the closing of a financing of 5% cash or 10% in Company stock (7% cash or 12% stock for Mezzanine or Equity financing) if Boyd had introduced us to the investor or lender, or a success fee of $100,000 on the sale of any of the Company assets through Mr. Boyd. None of these potential targets had been met by Mr. Boyd prior to the termination of this Agreement. Due to Mr. Boyd’s improper and unauthorized activities in a number of transactions, the Company terminated this agreement on August 18, 2015, and informed Mr. Boyd he would not be receiving any shares and the Company demanded the return of $10,000 delivered to Mr. Boyd for the purposes of legal fees for a possible transaction. The Company has instituted legal proceedings against Mr. Boyd due to a pattern of conduct by Mr. Boyd after the consulting agreement was signed that the Company believes was wholly improper and is seeking significant damages from Mr. Boyd for damages caused due to his actions. The Company recorded a stock payable of $50,000 for the 6,250 signing fee shares and accrued $25,000 for the April and May retainer amounts due under the agreement as of May 31, 2015. During the nine months ended February 29, 2016, the Company accrued an additional $50,000 for monthly retainers, pending resolution of this matter. On July 6, 2015, the Company issued 6,250 common shares for the $50,000 stock payable recorded as of May 31, 2015. The Company filed a 30-day notice of termination on August 31, 2015, and per the terms of the agreement, the contract was terminated on September 30, 2015. Accordingly, the Company reversed the stock payable and accrued compensation as of May 31, 2016.

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
2)	$200,000 within 30 days of initiation of Phase III clinical trial; and
3)	$300,000 within 30 days of approval of a Patent Product

As of May 31, 2016, and through the date of this filing, none of the milestones noted above for Rochester have been met.

The term of this Agreement will commence on the closing date and will end upon the latest of (i) expiration of the last-to-expire valid claim of the Patent Products; or (ii) the 10 year anniversary of commercial launch of any Patent Product.

The University of Rochester License required that the Company spend $200,000 annually on drug development or pay an annual maintenance fee of $15,000 in cash or an equivalent number of the Company’s common stock. The Company has defaulted on these requirements. Although the Company has not received a notice of default from Rochester regarding the default, the Company recognized an impairment charge of $191,667 related to the Rochester License, which represents the net book value of the intangible license, during the year ended May 31, 2016.

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

The parties have reached an oral understanding that the cash compensation will be deferred until such time as the Company is current in its SEC filings and able to enter into a search for financing transactions. The initial term of the Master Services Agreement is six months with an additional six-month continuation unless terminated by either party in writing. This agreement is no longer in effect.

Stock Purchase Agreement

On August 28, 2015, the Company entered into a Stock Purchase Agreement with a private non-affiliated investor to sell 33,000 shares of the Company’s common stock, at a price of $5.00 per share. The closing occurred on August 28, 2015.  The investor also received a common stock purchase warrant for the right to purchase 33,000 shares at a purchase price of $6.00 per share. The warrant expires on August 27, 2020.  The investor also received 22,000 shares of the Company’s common stock, with a fair market value of $112,200 based on our stock closing price of $5.10 that vested over six months, as consideration for a one year consulting agreement to the Company.  The investor has agreed to assist the Company in the capacity of investor relations, introductions to potential public market investors in the Chicago area, business development and facilitating with potential synergistic corporate alliances, and potential alliances with medical practices, etc. in the Chicago area.

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

In March 2016, Mr. Ruben resigned from his position as Chief Financial Officer and General Counsel of the Company. In April 2016, the Company retained Steven M. Plumb, CPA as Chief Financial Officer, through a contract with his consulting firm, Clear Financial Solutions, Inc. (“Clear Financial”). Clear Financial is paid $6,000 per month for Mr. Plumb’s services. In addition, Mr. Plumb was awarded a stock grant for 180,000 shares of the Company’s commons stock, vesting equally over 36 months. The Company has recognized $9,710 in stock based compensation related to Mr. Plumb’s stock grant during the year ended May 31, 2016.

Clear Financial Solutions Agreement

On March 21, 2016, the Company, entered into an engagement letter with Clear Financial Solutions, Inc. Under the Engagement Letter, Clear Financial will provide certain financial consulting services to the Company and Mr. Steven M. Plumb, founder and President of Clear Financial, will serve as the Chief Financial Officer of the Company. Clear Financial will, among other things, prepare and review the Company’s financial statements, oversee internal accounting controls and provide advice on generally accepted accounting principles. In addition, Mr. Plumb will execute the certifications required by Form 10-K and Form 10-Q pursuant to the requirements of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002. As compensation for the services provided, the Company will pay Clear Financial a fee of $6,000 per month and has agreed to issue up to 180,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to Mr. Plumb. The Engagement Letter has an initial term of one year and will automatically renew for successive one-year periods until terminated by either party upon 60 days’ written notice prior to the end of the then current term.

Loan Default

On March 30, 2016, the Company received a notice of default, as of August 29, 2015, from our convertible note holder. The default occurred when we failed to file our Form 10-K and 10-Q’s on a timely basis. As a result of the default, the interest rate of the debt was increased to 22% and the Company incurred additional penalty interest in the amount of $260,732 during the nine months ended February 29, 2016. The total amount due to the lender for principal and accrued interest, as a result of the default, is $514,460 as of May 31, 2016.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of May 31, 2016 and 2015:

	May 31, 2016	May 31, 2015
Intangible license (Northwestern transaction, see Note 4)	$214,121	$211,214
Intangible license - Rochester University (see Note 4)	200,000	200,000
Patents - Faulk Pharmaceuticals (see Note 4)	274,000	–
Accumulated amortization and impairment	(438,096)	(10,374)
Intangible assets, net	$250,025	$400,840

The Company is amortizing the intangible licenses over the 10 year term of the license agreements with Northwestern and Rochester, see Note 4.  The Company recorded amortization of $34,328 and $10,374, respectively, for the years ended May 31, 2016 and 2015.

The Northwestern License required that the Company raise $3,000,000 prior to the one-year anniversary of the agreement on January 26, 2016. The Company did not raise the requisite amount of capital and is in default on the license agreement. Although the Company has not received a notice of default from Northwestern regarding the default, the Company recognized an impairment charge of $198,820 related to the Northwestern License, which represents the net book value of the intangible license. The Company is reevaluating the license.

The University of Rochester License required that the Company spend $200,000 annually on drug development or pay an annual maintenance fee of $15,000 in cash or an equivalent number of the Company’s common stock. The Company has defaulted on these requirements. Although the Company has not received a notice of default from Rochester regarding the default, the Company recognized an impairment charge of $191,667 related to the Rochester License, which represents the net book value of the intangible license. The Company is reevaluating the license.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of May 31, 2016 and 2015, total advances from certain officers, directors and shareholders of the Company were $87,500, which was used for payment of general operating expenses. The related parties advances have no conversion provisions into equity, have no paperwork associated with them and do not incur interest.

During the year ended May 31, 2015, the Company recorded invoices for legal fees from the law firm of our former chief financial officer totaling $24,071, respectively, and included them in related party payables. In March 2016, the former chief financial officer resigned his position with the Company and agreed to refund $40,000 in legal fees paid to his law firm and returned 195,000 shares of the Company’s common stock previously issued to him.

During the year ended May 31, 2016, the Company has recorded as $93,000 in compensation expense related to the employment agreement with the chief executive officer and $20,000 in compensation expense related to the contract with the chief financial officer.

During the year ended May 31, 2016, the Company recognized $1,901,600 and $9,710 in share based compensation related to the stock grants made to the chief executive officer and the chief financial officer, respectively.

Accounts payable – related party reflects amounts due to our CEO and CFO of $20,003 as of May 31, 2016 and $24,071 due to the law firm of our former chief financial officer as of May 31, 2015.

Stock payable – related party reflects stock compensation earned for which the shares had not been issued to officers and directors of $60,287 and $3,661,702 at May 31, 2016 and 2015, respectively.

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

On December 11, 2015, all unvested stock grants that were outstanding on May 31, 2015 were modified such that all grants became fully vested.

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

During the year ended May 31, 2015, the Company granted 488,340 common shares to various individuals for services with a fair value of $2,856,789. The shares had not been unissued as of May 31, 2015 and a stock payable was recorded.

During the year ended May 31, 2016, the Company issued 320,511 common shares for the settlement of $1,236,880 of stock payable that was recorded as of May 31, 2015. The Company recorded an additional payable of $223,643 during the year ended May 31, 2016 for 88,000 common shares which it is obligated to issue to various consultants.

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

NOTE 8 – CONVERTIBLE NOTE PAYABLE

	May 31,	May 31,
Description	2016	2015
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

Convertible note payable	$207,750	$–
Less: Original issue discount	(22,000)	–
Less: Debt discount from derivative liability	(220,000)	–
Less: Deferred financing cost	(5,000)	–
Add: Amortization of debt discount and deferred financing cost	104,548	–
Total convertible notes payable, net	$65,298	$–

On March 30, 2016, the Company received a notice of default, as of August 29, 2015, from our convertible note holder. The default occurred when we failed to file our Form 10-K and 10-Q’s on a timely basis. As a result of the default, the interest rate of the debt was increased to 22% on August 29, 2015 and the Company incurred additional penalty interest in the amount of $260,732 during the nine months ended February 29, 2016. The total amount due to the lender for principal and accrued interest, as a result of the default, is $514,460 as of May 31, 2016.

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

	August 20, 2015	May 31, 2016
Market value of common stock on measurement date (1)	$5.20	$0.56
Adjusted conversion price (2)	$3.5108	$0.2304
Risk free interest rate (3)	0.74%	0.68%
Life of the note in years	2.477 years	1.726 years
Expected volatility (4)	259.60%	360.57%
Expected dividend yield (5)	–	–

(1)	The market value of common stock is based on closing market price as of initial valuation date.
(2)	The adjusted conversion price is calculated based on conversion terms described in the note agreement.
(3)	The risk-free interest rate was determined by management using the 2 year Treasury Bill as of the respective Offering or measurement date.
(4)	The volatility factor was estimated by management using the historical volatilities of the Company’s stock.
(5)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The initial valuation of the derivative liability was $380,995 on August 20, 2015, the date of the initial valuation, and $295,883 on May 31, 2016. The decrease of $21,595 in the derivative liability was recorded on the consolidated statements of operations.

NOTE 10 – DISCONTINUED OPERATIONS

On June 1, 2015, the Company sold its interest in its PubCo subsidiary for $10 to the management of Pubco. The Company recorded a loss of $80,194 on the sale of PubCo. The Company had reclassified the results of Pubco to discontinued operations.

The summarized operating results for discontinued operations for PubCo are as follows:

	Year Ended May 31,
	2016	2015
Revenue	$–	$387,909
Cost of revenue	–	86,792
Gross profit	–	301,117

Operating Expenses
Selling, general and administrative	–	271,047
Total operating expenses	–	271,047
Net income (loss)	$–	$30,070

Summary of assets and liabilities of discontinued operations is as follows:

Balance Sheet Data:	As of May 31, 2016	As of May 31, 2015
Cash	$–	$59,987
Receivables	$–	$46,295
Prepaid expenses	$–	$5,914
Total assets	$–	$112,196
Total liabilities	$–	$40,512

NOTE 11 – STOCKHOLDERS' EQUITY

On July 6, 2015, the Company issued 50,000 shares of its common stock to Faulk Pharmaceuticals, Inc. in accordance with a license agreement, see Note 4. The fair market value of the stock on the date of grant was $274,000.

On July 6, 2015, the Company issued 25,437 shares of its common stock to the University of Rochester in accordance with a license agreement, see Note 4. The fair market value of the stock, $200,000, on the date of grant, was accrued in stock payable on May 31, 2015.

On September 3, 2015, the Company closed on a Stock Purchase Agreement with a private non-affiliated investor to sell 33,000 shares of the Company’s common stock, at a price of $5.00 per share.  The investor paid $125,000 of the purchase price at closing, giving rise to a stock subscription receivable of $40,000. During the year ended May 31, 2016, the subscription receivable was collected. The investor also received a common stock purchase warrant for the right to purchase 33,000 shares at a purchase price of $6.00 per share.  The fair market value of the warrant was $171,600 on the date of grant. The warrant expires on August 27, 2020.

On September 12, 2015, a shareholder of the Company issued 674,622 shares of his own on the Company’s behalf for the settlement of $3,231,217 of stock payable recorded as of May 31, 2015.  Of these shares, 488,340 were related to services and 186,282 were for the Company’s license purchase from Northwestern University.

In May 2016, the Company sold 833,333 shares of its common stock at $0.15 per share for gross proceeds of $125,000.

In May 2016, the convertible note holder submitted a notice of conversion of $29,250 in principal. The Company issued 250,000 shares of its common stock to the note holder in conjunction with the conversion notice.

During the year ended May 31, 2016, the Company issued:

•	320,511 common shares for the settlement of $1,186,881 of stock payable recorded as of May 31, 2015 for share-based compensation and purchase of intangibles.

•	34,873 common shares to related parties for services. The fair value of the stock on grant date was $184,734, and was recorded as share-based compensation.

•	1,644,873 common shares for services. The fair value of the stock on grant date was $6,537,913 and was recorded as share-based compensation. This includes share based compensation of $986,880 which was accrued as a stock payable as of May 31, 2015.

NOTE 12 – INCOME TAXES

We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the years ending May 31, 2016 and 2015.

Each of the three tax years the Company has been in operation are subject to examination by the Internal Revenue Service.  The Company has net operating losses of approximately $200,000 that begin to expire on May 31, 2031. The change in the Company’s valuation allowance for the years ended May 31, 2016 and 2015 was $126,450 and $32,210, respectively.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net income/(loss) before provision for income taxes for the following reasons:

	May 31, 2016	May 31, 2015
Income tax benefit at statutory rate	$(2,369,163)	$(1,428,679)
Meals and entertainment	(2,266)	(1,417)
Temporary differences	2,344,336	1,397,886
Change in valuation allowance	27,093	32,210
Income tax expense	$–	$–

Net deferred tax assets at statutory rates consisted of the following components as of:

	May 31, 2016	May 31, 2015
NOL carryover	$69,642	$42,549
Valuation allowance	(69,642)	(42,549)
Net deferred tax asset	$–	$–

NOTE 13 – SUBSEQUENT EVENTS

In June and July 2016, the Company sold 450,000 shares of common stock for gross proceeds of $67,500.

On July 8, 2016, the Company entered into an agreement with a consultant to develop an IND for TRF-DOX in use as a treatment for ovarian cancer and to prepare for a pre-IND meeting with the FDA related to TRF-DOX. The agreement calls for the Company to pay $487,500 for these services, as follows:

•	$90,000 is due upon completion of the work necessary to conduct a pre-IND meeting with the FDA;
•	$322,500 is due upon IND submission;
•	$37,500 is due upon design of nonclinical toxicology study; and
•	$37,500 is due upon the identification of a manufacturing site

All payments are to be made in a form consisting of 1/3 cash and 2/3 in the common stock of the Company. In addition, the Company agreed to pay the consultant a signing bonus of 20,000 shares of its common stock upon execution of the agreement.

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

Based on our evaluation under the frameworks described above, our management concluded that as of May 31, 2016, that our internal controls over financial reporting were not effective and that material weakness exists in our internal control over financial reporting.  The material weaknesses consists of controls associated with segregation of duties, no audit committee, and a lack of written policies and procedures for internal controls.  To address the material weaknesses we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding this material weakness, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to an exemption provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

19

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended May 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.          Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the Board of Directors and hold office until their death, resignation or removal from office.  The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Irwin Zalcberg (1)	Chairman of the Board	66	May 20, 2014 Resigned June 1, 2015
Richard Corbin, Jr.	Director	38	January 12, 2015
David Barshis	Director	58	August 26, 2014
John Norton	Director	34	May 20, 2014
Heinz-Josef Lenz	Director	55	August 26, 2014
James Sapirstein	Director	53	May 20, 2014
Evan Levine	Chairman of the Board Director, President, Chief Executive Officer, Chief Financial Officer	50	February 4, 2015
Philip E. Ruben	Chief Financial Officer, Treasurer, Secretary and General Counsel	57	July 9, 2015 as CFO, Treas. and Secty August 6, 2015 as General Counsel Terminated March 10, 2016
Steven M. Plumb, CPA	Chief Financial Officer	57	March 21, 2016

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Irwin Zalcberg – former Chairman of the Board

(1) Irwin “Izzy” Zalcberg resigned as the Chairman of the Board of the Company on June 1, 2015.  Mr. Zalcberg was a founding member of the Company.  Mr. Zalcberg is a well-known small cap investor, visionary stock market guru and cancer survivor, graduated from the University of Illinois with a BA in finance. Between 1971 and 1974, he worked at Merrill Lynch as an account executive. Thereafter, he worked on the floor of the Chicago Board of Trade (CBOE) representing Merrill Lynch’s proprietary risk arbitrage department.

From 1975-1991 Mr Zalcberg was an independent floor trader on the CBOE and held a Chicago Board of Trade mini seat.

Mr Zalcberg is a survivor of Non-Hodgkin’s Lymphoma.

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

Evan Levine – Chairman of the Board, President, and Chief Executive Officer

Mr. Levine has served as a Director and our President, Chief Executive Officer since February 2015. Mr. Levine also became the Chairman of the Board on June 1, 2015.  Mr. Levine encompasses over two decades plus of in-depth expertise in strategic ventures, executive supervision, asset management and the institutional investment business. He is also the Founder and Managing Partner of Mark Capital LLC, a family office focused on microcap restructuring investment and management. Prior to joining Panther, from February 2013 until February 2015, Mr. Levine served as the Chairman of the Board and Chief Executive Officer of Valley Forge Composite Technologies, an entity in the aerospace and securities industries, where he architected and implemented a sophisticated bankruptcy restructuring and reorganization while managing multifarious complex litigation actions designed to return value to the decimated stakeholders. Prior, as Founder and Managing Partner of Mark Capital LLC, Mr. Levine has executed and orchestrated multiple corporate restructurings and change management dealings. From 2002 until 2008, Mr. Levine served in multiple roles including Chief Operating Officer, President, Chief Executive Officer, and Vice Chairman at Adventrx Pharmaceuticals, a publicly traded biotech company focused on oncology and antiviral drug development.

Steven M. Plumb – Chief Financial Officer

Steven M. Plumb, age 57, has served as our Chief Financial Officer since March 2016. Mr. Plumb is a certified public accountant licensed in the State of Texas. Mr. Plumb is the President of Clear Financial, an accounting and consulting firm based in Houston, Texas. Mr. Plumb has over 25 years of experience in accounting, operations, finance and marketing. Prior to forming Clear Financial in 2001, Mr. Plumb was the Chief Financial Officer of ADVENTRX Pharmaceuticals Inc. He also held various roles with the “Big 4” accounting firms and was the Chief Financial Officer for DePelchin Children’s Center, a Houston-based nonprofit organization that offers mental health, foster care and adoption services in Texas. Mr. Plumb earned his Bachelor’s Degree in Business Administration in Accounting from the University of Texas at Austin in 1981.

Employment Agreements

For the year ended May 31, 2016, we had no formal employment agreements with any of our employees, directors or officers.

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

Our Code of Business Conduct and Ethics is attached hereto as Exhibit 14. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Panther Biotechnology, Inc., 888 Prospect Street, Suite 200, La Jolla, CA 92037.

Board and Committee Meetings

Our Board of Directors currently consists of Messrs. Mehta, Corbin, Barshis, Lenz, Sapirstein and Levine and Norton. The Board held 7 formal meetings during the year ended May 31, 2016. As our company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  On February 2, 2015, the Board of Directors created the Audit Committee (consisting of Messrs. Barshis and Sapirstein), the Nominating and Governance Committee (consisting of Messrs. Levine, Norton, Corbin and Lenz) and the Compensation Committee (consisting of Messrs. Levine, Sapirstein, Barshis and Corbin).  Each committee is to create their own charter, which have not been completed nor approved by the date hereof.

Nomination Process

As of May 31, 2016, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

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

Item 11.          Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officers;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2016 and 2015; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Evan Levine – Chief Executive Officer and director (1)	2016	100,000	-0-	-0-	-0-	-0-	-0-	-0-
Evan Levine - Chief Executive Officer and director	2015	-0-	-0-	1,901,600	-0-	-0-	-0-	-0-	1,901,6000
Steven M. Plumb - Chief Financial Officer (2)	2016	20,000	-0-	174,780	-0-	-0-	-0-	-0-	194,780
Phil Ruben – former - Chief Financial Officer (3)	2016	41,000	-0-	-0-	-0-	-0-	-0-	-0-	41,000
Phil Ruben - former - Chief Financial Officer (3)	2015	-0-	-0-	903,500	-0-	-0-	-0-	-0-	903,500

(1)	Mr. Levine received 600,000 shares of common stock on February 4, 2015 with vesting restrictions as described herein. See Note 11 to the Company’s financial statements contained in this Form 10K for information relating to 2016 executive compensation, including to Mr. Levine.
(2)	Mr. Plumb was appointed chief financial officer on March 21, 2016. The Company made a grant of 180,000 shares of the Company’s common stock, vesting over a 36 month period. The fair market value of the stock grant on the date of grant was $174,780.
(3)	Mr. Ruben served as chief financial officer of the Company from July 9, 2015 to March 10, 2016.

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

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended May 31, 2016.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended May 31, 2016.

Option Exercises and Stock Vested

During our fiscal year ended May 31, 2016 and 2015 there were no options exercised by our named officers.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of the date of this filing by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors; (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner(6)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (2)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Evan Levine Chief Executive Officer and Director	600,000 Shares	8.00%
	Steven M. Plumb(3) Chief Financial Officer	45,000 Shares	0.60%
	Richard Corbin, Director(4)	1,511,037 Shares	20.15%
	John Norton, Director	516,929 Shares	6.89%
	David Bashis	235,000 Shares	3.13%
	James Saperstein, Director	135,000 Shares	1.80%
	Heinz-Joseph Lenz	110,000 Shares	1.47%

	Total, all officers and directors	3,152,966 Shares	42.04%
5% STOCKHOLDERS
Common Stock	Richard Corbin, Jr.(4)	1,511,037 Shares	20.15%
	Irwin Zalcberg	805,467 Shares	10.74%
	Jayesh Mehta(5)	788,215 Shares	10.51%
	Evan Levine	600,000 Shares	8.00%
	John Norton	516,929 Shares	6.89%
	Rich Rainey	406,919 Shares	5.43%

Notes:

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 31, 2016.
(2)	Based on 7,499,143 shares of our Common Stock issued and outstanding as of September 14, 2016.
(3)	Includes 30,000 shares which have vested as of May 31, 2016 and 15,000 shares which will vest during the 90 days subsequent to year end.
(4)	Mr. Corbin owns 444,236 shares directly, and the following shares indirectly: 58,925 shares held in the name of Christopher Corbin, 548,779 shares held in the name of Corbin Capital, LLC of which Mr. Corbin is managing member, 25,764 shares held in the name of Midland IRA Inc FBO Richard Corbin IRA of which Mr. Corbin is the beneficiary, and 433,333 in the name of Corbin Living Trust, of which Mr. Corbin is the trustee.
(5)	Mr. Mehta owns 588,215 shares directly, and the following shares indirectly: 100,000 held in the names of his child, Aran Mehta and 100,000 shares in the name of his child, Neil Mehta.
(6)	The address of each entity or person listed in the table is 888 Prospect Street, Suite 200, La Jolla, CA 92037

Equity Compensation Plans

We have no equity compensation program, including no stock option plan, and none are planned for the foreseeable future.

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 31, 2015. As of May 31, 2015, there were 4,662,500 shares of our company’s common stock issued and outstanding.
(2)	Mr. Rainey had been President, CEO, CFO, treasurer, from May 20, 2014 until his termination on February 12, 2015; The Company is in a dispute with Mr. Rainey and is seeking his shares back for the Company.
(3)	Messrs. Zalcberg, Mehta, Norton and Sapirstein joined the Company as Directors on May 20, 2014. Mr. Zalcberg resigned from the Board on June 1, 2015. Mr. Corbin joined the Company as a director on January 12, 2015. Messrs. Barshis and Lenz joined the Board on August 26, 2014 Mr. Levine joined the Company on February 4, 2015. Mr. Ruben became an officer of the Company on July 9, 2015.
(4)	The amounts included in each person’s shares include shares granted by the Company for acting as board, officer and committee members but not yet issued as of May 31, 2015 but were subsequently issued, and such shares have a three year vesting (on a monthly basis over 36 months) for remaining on the Board, or with the Company. The amounts for each person listed under these provisions are as follows: Zalcberg-120,000, Corbin-120,000, Mehta-110,000, Norton-110,000, Barshis-235,000, Lenz-110,000, Sapirstein-135,000, Levine-600,000 and Ruben – 130,000. 106,667 of Mr. Zalcberg’s shares were forfeited upon his resignation.
(5)	The 34,810 shares of Indirect Ownership for Mr. Ruben are shares owned by his former law firm, Firsel Ross, LLC. Mr Ruben is entitled to 50% of the proceeds of such shares, if and when sold, but has not voting rights or investment authority over such shares.

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

Item 14.          Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2016 and 2015, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2016	Year Ended May 31, 2015
Audit Fees (1)	$104,113	$43,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
Total	$104,113	$43,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

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

PART IV

Item 15.          Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description of Exhibit

(10)	Material Contracts
10.1	License Agreement between Northwestern University and the Company dated January 26, 2015 incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015.
10.2	Exclusive License Agreement between the University of Rochester and the Company dated March 31, 2105 incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015.
10.3	Asset Purchase Agreement between Faulk Pharmaceuticals, Inc. and the Company dated April 6, 2015 incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015.
10.4*	Securities Purchase Agreement dated as of August 20, 2015, by and between the Company and Typenex Co-Investment, LLC and all related notes, security agreements, etc. incorporated by reference and previously filed as an exhibit with our Form 10-K for the year ended May 31, 2015 dated January 20, 2016.
10.5*	Master Services Agreement dated September 1, 2015 by and between Excelsior Global Advisors LLC and the Company incorporated by reference and previously filed as an exhibit with our Form 10-K for the year ended May 31, 2015 dated January 20, 2016..

(14)	Code of Ethics
14.1	Incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2013 filing dated August 29, 2013.

(21)	Subsidiaries of the Company
21.1*	Subsidiary of the Company

(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101	Interactive Data File
101*	Interactive Data File (Form 10-K for the year ended May 31, 2015 furnished in XBRL).
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

PANTHER BIOTECHNOLOGY, INC.
(Registrant)

Dated: September 12, 2016	/s/Evan Levine
Evan Levine
President and Chief Executive Officer (Principal Executive)

/s/ Steven M. Plumb
Steven M. Plumb Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 12, 2016	/s/ Evan Levine
Evan Levine
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steven M. Plumb
Steven M. Plumb Chief Financial Officer (Principal Financial Officer)

