Form 10-Q
period 2016-08-31
PANTHER BIOTECHNOLOGY, INC.
filed 2016-10-24
CIK 1530981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of October 24, 2016, there were 8,034,717 shares of the issuer's common stock, par value $0.001, outstanding.

PANTHER BIOTECHNOLOGY, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Company's Form 10-K, filed with the SEC on September 13, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended May 31, 2017.

PANTHER BIOTECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015

(UNAUDITED)

PANTHER BIOTECHNOLOGY, INC.

Consolidated Balance Sheets

(Unaudited)

	August 31,	May 31,
	2016	2016
ASSETS
Current Assets
Cash	$65,526	$108,912
Total current assets	65,526	108,912

Non-Current Assets
Intangible assets, net	243,175	250,025
Total non-current assets	243,175	250,025

Total Assets	$308,701	$358,937

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$410,025	$398,369
Accounts payable – related parties	15,612	20,003
Stock payable	33,668	38,693
Stock payable – related party	84,562	60,287
Related party advances	87,500	87,500
Convertible note payable, net	80,313	65,298
Derivative liabilities	558,403	295,883
Total current liabilities	1,270,083	966,033

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,946,143 and 7,499,143 shares issued and outstanding as of August 31, 2016 and May 31, 2016, respectively	7,950	7,500
Additional paid-in capital	10,636,450	10,569,400
Accumulated deficit	(11,605,782)	(11,183,996)
Total stockholders' deficit	(961,382)	(607,096)

Total Liabilities and Stockholders' Deficit	$308,701	$358,937

The accompanying notes are an integral part of these consolidated financial statements.

PANTHER BIOTECHNOLOGY, INC.

Consolidated Statements of Operations

For the Three Months Ended August 31, 2016 and 2015

(Unaudited)

	2016	2015
Revenue	$–	$–

Operating expenses:
General and administrative expenses	101,662	5,646,884
Depreciation and amortization expense	6,850	13,778
Impairment of intangible assets	–	390,487
Total operating expenses	108,512	6,051,149

Operating Loss	(108,512)	(6,051,149)

Other (income) expense:
Loss on sale of subsidiary	–	80,194
Loss on extinguishment of debt	17,142	–
Change in derivative liabilities	262,520	(15,239)
Interest expense, net	33,612	41,175
Total other expenses	313,274	106,130

Net loss	$(421,786)	$(6,157,279)

Net loss per common share, basic and diluted	$(0.05)	$(1.06)

Weighted average number of common shares outstanding, basic and diluted	7,864,528	5,832,614

The accompanying notes are an integral part of these consolidated financial statements.

PANTHER BIOTECHNOLOGY, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2016 and 2015

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(421,786)	$(6,157,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,850	13,778
Stock-based compensation	19,250	5,551,303
Impairment of intangible assets	–	390,487
Loss on sale of subsidiary	–	80,194
Change in derivative liabilities	262,520	(15,239)
Loss on debt extinguishment	17,142	–
Amortization of debt discount and deferred financing costs	22,873	3,071
Changes in operating assets and liabilities:
Prepaid expenses	–	20,000
Accounts payable and accrued liabilities	7,265	57,842
Net cash used in operating activities	(85,886)	(55,843)

Cash flows from financing activities:
Proceeds from sale of common stock	67,500	–
Repayment of convertible note payable	(25,000)	–
Proceeds from issuance of convertible note payable	–	220,000
Net cash provided by financing activities	42,500	220,000

Net increase in cash and cash equivalents	(43,386)	164,157
Cash and cash equivalents at beginning of period	108,912	22,815

Cash and cash equivalents at end of period	$65,526	$186,972

Supplemental disclosure of cash flow information:
Interest paid	$–	$–
Taxes paid	$–	$–

Non-cash Investing and Financing Activities:
Initial valuation of derivative on convertible debt recorded as paid-in capital	$–	$380,995
Original issue discount on convertible debt	$–	$220,000
Accrued deferred financing costs	$–	$5,000
Common stock issued for stock payable	$–	$1,236,880
Common stock issued for intangible assets	$–	$274,000

The accompanying notes are an integral part of these consolidated financial statements.

PANTHER BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

August 31, 2016

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

The Company has established a fiscal year end of May 31.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"). and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2016, as reported in the Form 10-K, have been omitted.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Intangible assets having a capitalized cost of $390,487 were impaired during the year ended May 31, 2016. No impairment of intangible assets was identified for the three months ended August 31, 2016.

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

The Company believes that the fair value of its financial instruments comprising cash, accounts payable, and convertible notes approximate their carrying amounts. As of August 31, 2016 and May 31, 2016, the Company had no Level 1 or Level 2 financial assets or liabilities, and Level 3 financial assets consisted of the Company’s derivative liability.

The following table presents the fair value measurement information for the Company as of August 31, 2016:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$243,175	$–	$–	$243,175

The following table presents the fair value measurement information for the Company as of May 31, 2016:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$250,052	$–	$–	$250,052

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

Share-based Expenses

ASC 718 " Compensation – Stock Compensation " prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, " Equity – Based Payments to Non-Employees" Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Loss per Share

Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the three months ended August 31, 2016 and 2015, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be antidilutive. For the three months ended August 31, 2016 and 2015, the Company had 33,000 common stock warrants outstanding that were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and in August 2015 issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Under ASU 2015-03, debt issuance costs reported on the consolidated balance sheet would be reflected as a direct deduction from the related debt liability rather than as an asset. While ASU 2015-03 addresses costs related to term debt, ASU No. 2015-15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU No. 2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. The Company has elected to implement ASU No. 2015-03 early and the financial statements as of August 31, 2016 and 2015 reflect the early adoption.

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

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2016, the Company has a cumulative net loss since inception of $11,605,782, negative working capital of $1,204,557 and is currently in default on its convertible debt. The Company has required additional capital raises and advances from shareholders to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to raise sufficient capital to fund its operations until such time as it can generate revenues. No assurance can be given that the Company will be successful in these efforts.

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

d)	The following non-creditable and non-refundable milestone payments upon the achievement of particular milestones in the development of Licensed Products (none of which have occurred as of May 31, 2016 and through the date of this filing):

(1)	$25,000 upon filing of Investigational new drug application for a Licensed Product
(2)	$50,000 upon dosing first patient in Phase I trial (or foreign equivalent) for a Licensed Product
(3)	$100,000 upon dosing first patient in Phase II trial (or foreign equivalent) for a Licensed Product
(4)	$250,000 upon dosing first patient in Phase III trial (or foreign equivalent) for a Licensed Product
(5)	$1,500,000 upon Regulatory Approval of a Licensed Product

e)	Beginning the first full calendar year after Regulatory Approval of a Licensed Product in the United States, Canada, Japan, France, Germany, United Kingdom, Australia, or Italy, or the year 2025, whichever comes first, the Company shall pay to Northwestern minimum royalty payments of $200,000 per year, on a quarterly basis.

f)	The Company will reimburse Northwestern's out of pocket patent expenses totaling approximately $25,000 as of November 18, 2014. All future patent costs for the preparation, filing, prosecution, and maintenance of the Patent rights, shall be borne by the Company. Payment of out of pocket patent expenses will be deferred until the earlier of a) the date the Company closes on its first round of financing after the closing date or b) one year from the closing date. None of these events have occurred as of May 31, 2016 and through the date of this filing and the $25,000 reimbursement remains in deferral.

g)	A running royalty of (a) 5% of net sales of Licensed Products if such Licensed Product is covered by patent rights in the country where such Licensed Product is manufactured or sold and (b) 2% of net sales of Licensed Products in all other countries. In the event that Licensee enters into other license agreements) with third parties with respect to intellectual property which in the Company's opinion is legally required for the manufacture, use or sale of Licensed Product(s), the Company may offset amounts paid to such third parties against earned royalties due Northwestern hereunder, by reducing Licensee's obligation to Northwestern by 0.25% for each 1% of royalty rate payable to third parties; provided, however, that in no event will the royalty rate otherwise due to Northwestern be less than 2.5%;

h)	In addition to the running royalties described above, 15% of any payments, including, but not limited to, sublicense issue fees or milestones received from sub licensees as consideration for Patent Rights or Licensed Products prior to filing of an NDA; 5% after filing an NDA;

i)	In the event of a corporate partnership for the development and/or commercialization of a Licensed Product, 10% of any payments received from such corporate partner as consideration for patent rights or Licensed Products. Payments received by the Company for equity and payments allocated solely for research are excluded;

j)	The Company subject to certain payments if the Company issues sublicenses, permit assignments on the agreement, or in the event of a corporate partnership for the development and /or commercialization of a licensed product;

k)	In the event of a permitted assignment of the agreement, 10% of any payments received from such assignee as consideration for patent rights or Licensed Products.

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

During the term of this Agreement, the Company agreed to pay to Rochester an earned royalty of 5% of the first $10,000,000, 4% of the second $10,000,000, 3% of the third $10,000,000, 2% of the fourth $10,000,000 in net sales revenue produced from Patent Products, and 1% of all remaining net sales revenue produced from Patent Products. Earned royalty payments are due and payable within 30 days of the end of each calendar quarter.

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
2)	$200,000 within 30 days of initiation of Phase III clinical trial; and
3)	$300,000 within 30 days of approval of a Patent Product

As of August 31, 2016, and through the date of this filing, none of the milestones noted above for Rochester have been met.

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

In March 2016, Mr. Ruben resigned from his position as Chief Financial Officer and General Counsel of the Company. In April 2016, the Company retained Steven M. Plumb, CPA as Chief Financial Officer, through a contract with his consulting firm, Clear Financial Solutions, Inc. (“Clear Financial”). Clear Financial is paid $6,000 per month for Mr. Plumb’s services. In addition, Mr. Plumb was awarded a stock grant for 180,000 shares of the Company’s commons stock, vesting equally over 36 months. The Company has recognized $14,565 in stock based compensation related to Mr. Plumb’s stock grant during the three months ended August 31, 2016.

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

Loan Default

On March 30, 2016, the Company received a notice of default, as of August 29, 2015, from our convertible note holder. The default occurred when we failed to file our Form 10-K and 10-Q’s on a timely basis. As a result of the default, the interest rate of the debt was increased to 22% and the Company incurred additional penalty interest in the amount of $260,732 during the nine months ended February 29, 2016. The total amount due to the lender for principal and accrued interest, as a result of the default, is $499,735 as of August 31, 2016.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of August 31, 2016 and May 31, 2016:

	August 31, 2016	May 31, 2016
Intangible license - Northwestern University (see Note 4)	$214,121	$214,121
Intangible license - Rochester University (see Note 4)	200,000	200,000
Patents	274,000	274,000
Accumulated amortization and impairment	(444,946)	(438,096)
Intangible assets, net	$243,175	$250,025

The Company is amortizing all of the intangible assets over the 10 year term of the related agreements. The Company recorded amortization of $6,850 and $13,778, respectively, for the three months ended August 31, 2016 and 2015.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

As of August 31, 2016 and May 31, 2016, total advances from certain officers, directors and shareholders of the Company were $87,500, which was used for payment of general operating expenses. The related parties advances have no conversion provisions into equity, are due on demand and do not accrue interest.

During the three months ended August 31, 2016, the Company has recorded as $47,000 in compensation expense related to the employment agreement with the chief executive officer and $20,500 in compensation expense related to the contract with the chief financial officer.

During the three months ended August 31, 2016 and 2015, the Company recognized $14,565 and $9,710 in share based compensation related to the stock grants made to the chief executive officer and the chief financial officer, respectively.

Accounts payable – related party reflects amounts due to our CEO and CFO of $15,612 as of August 31, 2016 and $20,003 as of May 31, 2016.

Stock payable – related party reflects stock compensation earned for which the shares had not been issued to officers and directors of $84,562 and $60,287 at August 31, 2016 and May 31, 2016, respectively.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

	August 31,	May 31,
Description	2016	2016
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
Convertible note payable	$182,750	$207,750
Less: Original issue discount	(22,000)	(22,000)
Less: Debt discount from derivative liability	(220,000)	(220,000)
Less: Deferred financing cost	(5,000)	(5,000)
Add: Amortization of debt discount and deferred financing cost	144,563	104,548
Total convertible notes payable, net	$80,313	$65,298

On March 30, 2016, the Company received a notice of default, as of August 29, 2015, from our convertible note holder. The default occurred when we failed to file our Form 10-K and 10-Q’s on a timely basis. As a result of the default, the interest rate of the debt was increased to 22% on August 29, 2015 and the Company incurred additional penalty interest in the amount of $37,122 during the three months ended August 31, 2015, $43,930 during the three months ended November 30, 2015 and $179,680 during the three months ended February 29, 2016, for a total accrued penalty interest of $260,732. The total amount due to the lender for principal and accrued interest, as a result of the default, is $499,735 as of August 31, 2016.

NOTE 8 – DERIVATIVE LIABILITIES

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

	August 21, 2016	May 31, 2016
Market value of common stock on measurement date (1)	$0.60	$0.56
Adjusted conversion price (2)	$0.108	$0.2304
Risk free interest rate (3)	0.61%	0.68%
Life of the note in years	1.474 years	1.726 years
Expected volatility (4)	526.09%	360.57%
Expected dividend yield (5)	–	–

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

The initial valuation of the derivative liability was $380,995 on August 20, 2015, the date of the initial valuation, $295,883 on May 31, 2016, and $558,403 on August 31, 2016. The increase of $394,843 in the derivative liability was recorded on the consolidated statements of operations.

NOTE 9 – STOCKHOLDERS' EQUITY

In June and July 2016, the Company entered into stock purchase agreements with private investors to sell 450,000 shares of its common stock for gross proceeds of $67,500.

NOTE 10 – SUBSEQUENT EVENTS

On September 20, 2016, the Company entered into a letter of intent ("Letter of Intent") with Brown Technical Media Corp. ("Brown") a privately owned corporation with respect to a proposed acquisition whereby the shareholders of Brown would exchange all of their outstanding capital stock with the Company, in consideration for approximately 12 million shares of the Company’s common stock, plus certain earn-out rights, the result of which will be that Brown would become a wholly-owned subsidiary of the Company (the "Exchange"). The Exchange will be structured to qualify as a tax-free reorganization under the US Internal Revenue Code.

The closing of the Exchange is subject to certain closing conditions set forth in the Letter of Intent including, but not limited to:

•       the negotiation and execution of a definitive share exchange agreement among the Company and Brown’s shareholders;

•       the execution of definitive instruments and agreements related to the Exchange including employment agreements with Brown’s and Panther’s executive management and such other employees as Brown shall designate;

•       the Company's raising a minimum of $250,000 in a private placement;

•       the obtaining by the Company and Brown of all necessary board and stockholder approvals; and

•       the delivery by Brown of audited and interim unaudited financial statements and pro forma financial statements, as required pursuant to the applicable rules and regulations of the Securities and Exchange Commission.

The deadline for closing the Exchange, pursuant to the Letter of Intent, is December 31, 2016.

Steven M. Plumb, the Chief Financial Officer of the Company is the Chief Financial Officer and Chairman of the Board of Directors of Brown and also owns 45.4% of Brown’s outstanding common stock and would therefore receive approximately 5,442,177 shares of the Company’s common stock in the Exchange.

In September 2016, the board approved the issuance of 1,303,333 shares for cash and services. As of the filing date, 833,333 shares have not been issued.

On October 11, 2016, the Company entered into a Settlement Agreement with Typenex Co-Investment, LLC (“Typenex”), whereby the Company and Typenex agreed to modify the terms of the Secured Convertible Promissory Note dated August 20, 2015 (the “Note”) between the Company and Typenex. Under the terms of the Settlement Agreement, the parties agreed that the Company will repay $265,000 plus accrued interest (the “Settlement Amount”) in fourteen payments. The first thirteen payments will be in the amount of $20,000 and the fourteenth payment will be in the amount of the unpaid balance of the Settlement Amount. The first payment was due and paid on October 21, 2016. Subsequent payments are due on the fifth day of each month thereafter. The Company will make the first thirteen payments as follows: (i) $10,000.00 in cash, and (ii) if elected by Typenex in its sole discretion, up to $10,000.00 in shares of Company’s common stock. The conversion price of the portion of the payment to be made in the Company’s common stock will be based upon the market price which shall mean 60% multiplied by the average of the three (3) lowest Closing Bid Prices in the ten (10) Trading Days immediately preceding the applicable payment date.

On October 19, 2016, the Company issued 85,574 shares of its common stock to a consultant in exchange for services rendered. The fair market value of the common stock on the date of issuance was $68,459.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Annual Report, Form 10-K, as filed on September 13, 2016.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "NEF Enterprises," "Panther Biotechnology"  "we," "us," or "our" are to Panther Biotechnology, Inc.

Results of Operations

The following table provides selected financial data about our Company as of August 31, 2016 and May 31, 2016.

Balance Sheet Data:	August 31, 2016	May 31, 2016	Increase (Decrease)
Cash	$65,526	$108,912	$(43,386)
Intangible licenses, net	243,175	250,025	(6,850)
Total assets	308,701	358,937	(50,236)
Accounts payable and accrued liabilities	425,637	418,372	7,265
Stock payable	118,230	98,980	19,250
Convertible note payable, net	80,313	65,298	15,015
Derivative liability	558,403	295,883	262,520
Related party advances	87,500	87,500	–
Total liabilities	1,270,083	966,033	304,050
Stockholders’ equity (deficit)	$(961,382)	$(607,096)	$354,286

The decrease in cash is attributed to the cash used in operations of $85,886 during the three-month period ended August 31, 2016.  Our liabilities increased $304,050 due primarily to the increase in the derivative liability.

The following summary of our results of operations, for the three months ended August 31, 2016 and 2015, should be read in conjunction with our consolidated financial statements, as included in this Form 10-Q.

The following summarizes our results of operations for the three months ended August 31, 2016 compared to the three months ended August 31, 2015:

	2016	2015
Revenue	$–	$–
Total operating expenses	108,512	6,051,149
Other (income) expense	313,274	106,130
Net loss	$(421,786)	$(6,157,279)

Revenue

We have no sources of revenue.

Expenses

Operating expenses for the three months ended August 31, 2016, decreased $5,942,637 compared to the comparative period in 2015, from $6,051,149 to $108,512. The decrease in expenses can be primarily attributed to a decrease in share-based compensation of $5,532,053, Depreciation and amortization decreased $6,850, from $13,778 to $6,928. Impairment of intangibles decreased $390,487, from $390,487 to $0 as a result of the impairment of the University of Rochester and Northwestern University licenses in the prior year that did not recur in the current year.

Other expenses changed from $106,130 in the prior year to other expense of $313,274, for an increase of $207,144 which is composed of loss on debt extinguishment of $17,142, increase in the change in derivative liability of $410,082, from ($15,239) in the prior year to $262,520 in the current year, and a change in interest expense of $7,563. Loss on sale of subsidiary of $80,194 was incurred in the prior year and not in the current year.

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

Working Capital

	As of	As of
	August 31,	May 31,
	2016	2016
Current assets	$65,526	$108,912
Current liabilities	1,270,083	966,033
Working capital deficit	$(1,204,557)	$(857,121)

Cash Flows

	For the Three Months Ended August 31,
	2016	2015
Cash flows used in operating activities	$(85,886)	$(55,843)
Cash flows provided by financing activities	42,500	220,000
Net increase (decrease) in cash	$(43,386)	$164,157

As of August 31, 2016, the Company's cash balance was $65,526 compared to $108,912 as of May 31, 2016 and our total assets were $308,701 compared with $358,937 as of May 31, 2016. The decrease in cash was due to the use of cash to fund operations and repay debt. The change in total assets was primarily due amortization of license agreement costs and the use of cash to fund operations and repay debt.

As of August 31, 2016, the Company had total liabilities of $1,270,083 compared with $966,033 as of May 31, 2016.  Our liabilities increased $304,050 primarily due to the increase in derivative liability of $262,520.

As of August 31, 2016, the Company had a working capital deficit of $1,204,557 compared with a working capital deficit of $857,121 as of May 31, 2016. The increase in our working capital deficit was primarily attributed to the increase in derivative liability of $262,520.

Cash Flow from Operating Activities

During the three months ended August 31, 2016, the Company used $85,886 in operating activities, compared to the $55,843 of cash used by operating activities during the three months ended August 31, 2015.

Cash Flow from Financing Activities

During the three months ended August 31, 2016, the Company received gross proceeds of $67,500 from the sale of common stock during the quarter compared to the prior year when the Company had $220,000 in cash from financing activities due to proceeds from issuance of a convertible note.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of August 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of August 31, 2016.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June and July 2016, the Company entered into stock purchase agreements with private investors to sell 450,000 shares of its common stock for gross proceeds of $67,500 at a price of $0.15 per share.

On October 19, 2016, the Company issued 85,574 shares of its common stock to a consultant in exchange for services rendered.

The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 30, 2016, the Company received a notice of default from the lender of our secured convertible note holder. The total amount of principal and accrued interest due to the lender as a result of the default is $499,735 as of August 31, 2016 and the interest rate of the debt increased to 22%.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 11, 2016, the Company entered into a Settlement Agreement with Typenex Co-Investment, LLC (“Typenex”), whereby the Company and Typenex agreed to modify the terms of the Secured Convertible Promissory Note dated August 20, 2015 (the “Note”) between the Company and Typenex. Under the terms of the Settlement Agreement, the parties agreed that the Company will repay $265,000 plus accrued interest (the “Settlement Amount”) in fourteen payments. The first thirteen payments will be in the amount of $20,000 and the fourteenth payment will be in the amount of the unpaid balance of the Settlement Amount. The first payment was due and paid on October 21, 2016. Subsequent payments are due on the fifth day of each month thereafter. The Company will make the first thirteen payments as follows: (i) $10,000.00 in cash, and (ii) if elected by Typenex in its sole discretion, up to $10,000.00 in shares of Company’s common stock. The conversion price of the portion of the payment to be made in the Company’s common stock will be based upon the market price which shall mean 60% multiplied by the average of the three (3) lowest Closing Bid Prices in the ten (10) Trading Days immediately preceding the applicable payment date.

ITEM 6. EXHIBITS

Exhibit Number	Description
(3)	(i) Articles of incorporation, (ii) Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on February 6, 2013)
3.3	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on February 6, 2013)
(10)	Material Contracts
10.1	License Agreement between Northwestern University and the Company dated January 26, 2015 incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015.
10.2	Exclusive License Agreement between the University of Rochester and the Company dated March 31, 2105 incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015.
10.3	Asset Purchase Agreement between Faulk Pharmaceuticals, Inc. and the Company dated April 6, 2015 incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015.
10.4+	Securities Purchase Agreement dated as of August 20, 2015, by and between the Company and Typenex Co-Investment, LLC and all related notes, security agreements, etc.
10.5+	Master Services Agreement dated September 1, 2015 by and between Excelsior Global Advisors LLC and the Company.
10.6*	Typenex Note Settlement Agreement
(14)	Code of Ethics
14.1	Incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2013 filing dated August 29, 2013.
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
+	Filed with Form 10-K for the year ended May 31, 2015 on January 22, 2016.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANTHER BIOTECHNOLOGY, INC.

Dated: October 24, 2016
/s/ Evan Levine
Evan Levine,
President and Chief Executive Officer

