Form 10-K
period 2016-10-31
Probility Media Corp
filed 2017-02-14
CIK 1530981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [_] to [_]

Commission file number: 000-55074

Probility Media Corporation
(Exact name of registrant as specified in its charter)

Nevada	33-1221758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1517 San Jacinto Street, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 652-3937

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files). Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2016, was $2,523,310 based on a closing share price of $0.80 of such common equity, as of the last business day, April 29, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

44,627,482 Common Shares as of February 10, 2017

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

You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Except where the context otherwise requires and for purposes of this Annual Report on Form 10-K only:

•	“we,” “us,” “our company,” “our,” “the Company” refer to Probility Media Corporation, and its subsidiaries;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

•	“Securities Act” refers to the Securities Act of 1933, as amended.

Item 1. Business

Business Development

We were incorporated in the State of Nevada on July 11, 2011, as New Era Filing Services, Inc. The Company changed its name to NEF Enterprises, Inc. on October 4, 2011, and on May 29, 2014 the Company changed its name again to Panther Biotechnology, Inc. We incorporated a wholly-owned subsidiary in the State of Florida on September 28, 2011, called New Era Filing Services, Inc. which changed its name to PubCo Reporting Services, Inc. (“PubCo Reporting”) on November 26, 2013. PubCo Reporting was sold on June 1, 2015.

On October 31, 2016 (the “Closing Date”), we consummated the transactions contemplated by a Share Exchange Agreement (the “Exchange Agreement” or the “Business Combination”), by and between the Company and Brown Technical Media Corporation (“Brown”). In connection with the closing of the Exchange, we issued 32,000,000 restricted shares of our common stock, to the shareholders of Brown, which included Evan M. Levine, our Chief Executive Officer and director (6,600,000 shares of common stock beneficially owned by Mr. Levine, when including minor children and affiliates, who received shares in the Exchange), Noah I. Davis, our President and Chief Operating Officer (7,175,522 shares of common stock beneficially owned by Mr. Davis), and Steven M. Plumb, our Chief Financial Officer (11,469,785 shares of common stock beneficially owned by Mr. Plumb, when including shares held by his minor children and affiliates, who received shares in the Exchange) in consideration for 100% of the outstanding capital stock of Brown, and Brown became our wholly-owned subsidiary. This transaction will be accounted for as a reverse merger with Brown as the surviving entity. The assets of the Company that existed prior to the transaction will be recorded at their historical value as of the closing of the transaction and will be added to the historical cost basis of the assets of Brown.

Effective February 1, 2017, we changed our name to Probility Media Corporation.

The Company’s address is 1517 San Jacinto Street, Houston, Texas 77002. The telephone number at this location is 713-652-3937.

Brown is a global provider of technical codes and standards, training materials, and e-Learning solutions.

Brown was incorporated on January 21, 2014. On January 31, 2104, Brown acquired a 51% interest in Brown Book Shop, Inc., a Texas corporation that was formed as Brown Book Shop, a sole-proprietorship, in 1946, and on June 8, 1976 was incorporated in Texas as Brown Book Shop, Inc. Brown operates a bookstore in Houston, Texas, and operates an e-commerce website, www.browntechnical.org, which includes information we do not desire to incorporate by reference into this filing.

On August 6, 2014, Brown formed Pink Professionals, LLC (“Pink”) to develop and market social networking software aimed at female managers and professionals in certain targeted professions, such as Oil and Gas, Finance, and Information Technology. At the time of formation, Brown owned 75% of the membership units of Pink. On October 31, 2014, Brown sold the rights to the use of the software in the Oil and Gas industry to the 25% owner of Pink in exchange for cash consideration and the cancelation of such other owner’s membership units. Accordingly, Brown now owns 100% of the equity in Pink.

On October 31, 2016, Brown acquired an additional 49% of Brown Book Shop, Inc. for $50,000 in cash and a note payable in the amount of $208,970. The note is due February 1, 2019, bears interest at 8% per annum, requires monthly payments of principal and interest of $2,244, and a balloon payment of $135,687 after five years. The note is unsecured. As a result of this transaction, Brown now owns 100% of Brown Book Shop, Inc.

Brown provides technical professionals with the information required to more effectively design products and construct and complete engineering projects. Its product offerings include content on millions of engineering and technical standards, codes, specifications, handbooks, reference books, journals, and other scientific and technical documents.

Brown is an independent provider of print and electronic codes and standards used by engineers and tradesmen to ensure that they are following the national and local building and industrial codes as they perform their jobs. Brown sells individual print and electronic versions of individual codes and subscriptions to sets of codes. Brown also sells aids and guides that assist engineers and tradesmen in the performance of their jobs. Brown publishes its own content and resells the content of independent third parties. In September 2016, Brown established an eLearning division that is involved in producing and distributing online training courses aimed at its target market.

As a result of the Exchange transaction, the Company will be pursuing the business operations of Brown and will seek to find a financial partner to continue the development of the pre-Exchange assets of the Company, mainly, Transferrin Doxorubicin (TRF_DOX), which is a combination of transferrin glycoproteins with Doxorubicin for targeted delivery to tumors with the reduction of serious side effects, and reevaluating both Numonafide, which is a derivative of the widely studied anticancer drug, Amonafide, optimized to eliminate toxic metabolites and reduce side effects, and TDZD-8, a kinase inhibitor targeting cancer stem cells. We are not planning on allocating additional cash funding for this project. Instead, management is actively seeking a financial partner to continue the development of Transferrin Doxorubicin. We also agreed to provide the pre-Exchange shareholders of the Company additional shares of common stock, subject to the terms of the Exchange Agreement, in the event that Transferrin Doxorubicin (a) meets the primary endpoint for Phase 2 clinical trials (6 million shares); (b) meets the primary endpoint for Phase 3 clinical trials (8 million shares); and (c) receives FDA Approval/clearance to market (10 million shares), prior to the earlier of January 22, 2020 and the date the assets relating to Transferrin Doxorubicin are sold or divested by us, subject to certain provisions of the Share Exchange which allow us to forgo such issuances, including in the event that the Company’s Board of Directors, reasonably believes, in good faith, on advice of counsel, that issuing the shares is too costly or would unduly burden the Company.

The Company is seeking to raise capital to expand the operations of Brown and is pursuing acquisitions of complementary companies that can add content to our eLearning operations. While we plan to continue our business as a provider of technical codes and standards, and training materials, we are focusing future expansion on our eLearning operations. Accordingly, we are adding online training content to our offerings and licensing and acquiring training content. We do not plan to allocate any capital to our biotech assets at this time. Management time will be devoted to efforts to identify a financial partner and to negotiate the terms of an agreement with a financial partner, if one is found, whereby such financial partner will continue to develop the biotech assets.

Marketing

Brown serves the small to medium sized business market in the United States, although its sales are worldwide. Brown has seventy years of experience in its market. Currently Brown has 25,000 active customers on its website. Since 2014, Brown has devoted considerable resources to building its online presence and expanding its web presence and closing efficiency. Brown offers over 20 customized sites for its customers and utilizes extensive email marketing campaigns with custom landing pages for each campaign. Over 95% of Brown’s sales are derived from its website and corporate customers.

Competition

Brown’s product offerings compete with IHS Markit, SAI Global, TechStreet, Thomson Reuters, Thomas Publishing, and the standards developing organizations (SDOs), among others.

Competitive advantage

Brown has invested in its user interface which allows small and medium sized business customers to quickly and easily locate the products that meet their needs. Brown bundles its products to allow its customers to rapidly find complementary products. Its product bundles are competitively priced and provide an alternative to expensive online subscription products.

Global delivery. Brown has expanded its customer service and delivery systems to allow it to process orders and ship within 24 hours of the receipt of an order. Brown ships across the United States and around the world.

Outstanding reputation. Brown has built an outstanding reputation in the codes and standards industry through its fast, reliable, quality and friendly service. Its reputation is well known in the industry among its customers and suppliers.

Complementary product mix. Brown believes that it is one of the largest independent single-source providers of the resources needed to train, license, certify, and perform in a vocational trade. Brown offers codes and standards, training materials, work place guides, online eLearning, testing and certifications to the vocational trades. Brown believes that the breadth of its service and product offerings allows it to better serve the needs of its customers by providing them with single-source solutions to learn a trade, expand their capabilities and more efficiently and effectively perform their trade. Brown believes that the integration of its services into a single platform, together with its global presence and delivery capabilities, allows its customers to leverage its solutions to address their performance improvement needs in a way that improves the speed and efficiency at which critical know-how is disseminated on a firm-wide basis, and enables them to achieve their desired performance improvement goals.

Employees

The Company has 13 full-time employees. The Company utilizes a variety of methods to attract and retain personnel.

Content agreements

Brown has entered into numerous agreements to publish books and materials under its Brown Technical imprint and license content for its proprietary eLearning courses. These agreements provide Brown with the exclusive rights to the intellectual property that Brown has licensed.

Operations Prior to the Exchange

The Company continues to own Transferrin Doxorubicin (TRF_DOX), which is a combination of transferrin glycoproteins with Doxorubicin for targeted delivery to tumors with the reduction of serious side effects, and is reevaluating both Numonafide, which is a derivative of the widely studied anticancer drug Amonafide optimized to eliminate toxic metabolites and reduce side effects, and TDZD-8, a kinase inhibitor targeting cancer stem cells. We are not planning on allocating additional cash funding for this project. Instead, management is actively seeking a financial partner to continue the development of Transferrin Doxorubicin.

Recent Events

Premier Acquisition

On January 19, 2017, we consummated the transactions contemplated by a Share Exchange Agreement (the “Premier Exchange Agreement”), by and between the Company, Premier Purchasing and Marketing Alliance LLC (“Premier”), and the sole member of Premier, Scott Schwartz. In connection with the closing of the transactions contemplated by the Premier Exchange Agreement (the “Premier Exchange”), we acquired 100% of the outstanding membership interests of Premier from Mr. Schwartz in consideration for $50,000 in cash, the First Note, Second Note and Hill Note (each as defined and described below), and 645,000 shares of our restricted common stock (the “Premier Shares”). The amounts owed under the First Note, Second Note and Hill Note are secured by a Security Agreement, providing Mr. Schwartz a first priority security interest in all of the membership interests of Premier. The Premier Exchange has an effective date of January 1, 2017. As part of the transaction, Mr. Schwartz agreed to assume all liability for payables owed by Premier to Hill Electric Supply Co., Inc. (“Hill”), a related party of Mr. Schwartz, as of the effective date of the transaction, pursuant to a Novation Agreement, provided that we agreed to pay all amounts we collect in outstanding accounts receivable as of the effective date to Hill, to pay down such assumed amount. The Premier Share Exchange included standard and customary representations, warranties and indemnification rights.

Premier, also known as National Electrical Wholesale Providers (NEWP), is in the business of servicing electrical wholesalers throughout the United States with electrician related study material including the National Electrical Code. Premier provides a complete line of printed reference materials in addition to eBooks, downloadable digital formatting, and mobile applications to all distributors. Premier has significant corporate accounts with electrical wholesale conglomerates making them one of the largest wholesalers of National Electrical Codes in the United States. Premier also covers HVAC, Plumbing, Industrial and Residential trade reference materials with online training for product education, certification and current code practices. Premier services several multibillion dollar companies such as Consolidated Electrical Distributors and Home Depot reaching thousands of accounts in locations throughout the United States.

The Premier Shares are subject to a lock-up agreement (the “Lock-Up Agreement”), which prohibits the sale of any Premier Shares for a period of one year and restricts the sale of any of the shares in any thirty day period, for an additional one year thereafter, to 10% of the total volume of our common stock which traded in the prior 30 days, on a rolling basis.

The First Promissory Note (the “First Note”) provided to Schwartz at closing evidences the principal amount of $50,000 owed to Schwartz, which accrues interest at the rate of 8% per annum until the maturity date, which is the earlier of September 30, 2017, and the date that we raise at least $1.5 million in funding subsequent to January 1, 2017. The Second Promissory Note (the “Second Note”) provided to Schwartz at closing evidences the principal amount of $50,000 owed to Schwartz, which accrues interest at the rate of 8% per annum until paid in full. The Second Note is payable in three installments of $16,667 each, on January 31, 2017, February 29, 2017 and March 31, 2017. The Hill Promissory Note (the “Hill Note” and together with the First Note and Second Note, the “Notes”) issued at closing evidences the principal amount of $36,830 owed by us to Hill, which amount does not accrue interest and is due and payable on March 1, 2017. The Notes contain standard and customary events of default and may be prepaid at any time without penalty.

One Exam Acquisition

On January 26, 2017, we consummated the transactions contemplated by a Share Exchange Agreement (the “One Exam Exchange Agreement”), by and between the Company, One Exam Prep LLC (“One Exam”), and the sole member of One Exam, Rob Estell. In connection with the closing of the transactions contemplated by the One Exam Exchange Agreement (the “One Exam Exchange”), we acquired 100% of the outstanding membership interests of One Exam from Mr. Estell in consideration for the Secured Note (defined below). The amount owed under the Secured Note is secured by a Security and Pledge Agreement, providing Mr. Estell a first priority security interest in all of the membership interests of One Exam, and allowing him to take over control and ownership of One Exam if we default in our obligations under the Secured Note. The One Exam Exchange has an effective date of January 1, 2017. The One Exam Share Exchange included standard and customary representations, warranties and indemnification rights.

As additional consideration for agreeing to the terms of the transaction, we agreed to issue Mr. Estell up to 1,000,000 shares of restricted common stock of the Company, as an earn-out, with shares being issued in fiscal 2017 and/or fiscal 2018 (up to a maximum of 1,000,000 in aggregate for both years (the “Earn-Out Shares”)), based on the following calculation: (a) total annual revenue of One Exam (for the years ended December 31, 2017 and 2018, as applicable) minus $1,000,000, divided by three, (b) plus total net profit of One Exam minus $100,000, multiplied by three, multiplied by (c) 0.30.

One Exam is in the business of exam preparation with a focus on construction training and certification. One Exam offers eLearning courses and weekly training classes and certification in a wide variety of topics for contractors with continuing education in 22 states with a goal of servicing all 50 states. One Exam owns over 70 domains pertaining to contractor licensing and continuing education throughout the United States. One Exam has written dozens of courses which are offered both in an online e-learning setting or in a classroom.

The Non-Recourse Secured Convertible Promissory Note (the “Secured Note”) provided to Mr. Estell at closing, evidences the principal amount of $300,000 owed to Mr. Estell, which does not accrue interest. Beginning on the first business day which falls thirty days after the earlier of (a) January 20, 2018; and (b) the date we determine in our sole discretion, and continuing month to month thereafter, a portion of the principal amount of the Secured Note equal to the lesser of (A) ten percent (10%) of the total trading volume of our common stock for the thirty (30) days prior to such applicable date; and (B) such number of shares of common stock as equals 4.99% of our then outstanding shares of common stock, multiplied by $0.50 per share, automatically converts into common stock. Additionally, on the first business day following January 20, 2019, the remaining balance of the Secured Note converts into common stock at a conversion price of $0.50 per share. If we fail to comply with any of the provisions of the Secured Note, Mr. Estell’s sole remedy is to take back ownership of the membership interests representing 100% of the ownership of One Exam. The Secured Note contains standard and customary events of default and may be prepaid at any time without penalty. Mr. Estell also entered into a Lock-Up Agreement with us in connection with the closing.

As part of the One Exam Exchange, we entered into a Consulting Agreement with Mr. Estell. The Consulting Agreement continues until December 31, 2020, terminable by either party with 90 days prior notice at any time, or 10 days’ notice by us upon the material breach of any term of the Consulting Agreement by Mr. Estell. We agreed to pay Mr. Estell compensation of $1,500 per week during the first year of the term; $1,575 per week during the second year of the term; and $1,654 per week during the third year of the term and Mr. Estell agreed to customary confidentiality and work made for hire terms in the agreement. We also agreed that Mr. Estell would be paid a $60,000 signing bonus, payable in four installments of $15,000 each on April 30, 2017, May 30, 2017, June 30, 2017 and July 30, 2017, and that Mr. Estell could earn a bonus on June 30th and December 31st, of each year during the term of the agreement, equal to (a) total revenue generated by One Exam and other related companies and assets we may acquire in the future, less (i) $500,000, less (ii) 50% of the total revenue for the prior annual period of any related companies and assets we may acquire in the future, (b) divided by 100 (rounded down to the nearest $250,000 increment); plus (x) total gross profit generated by One Exam and other related companies and assets we may acquire in the future, less (i) $37,500, less (ii) 50% of the total gross profit for the prior annual period of any related companies and assets we may acquire in the future; (y) divided by 100 (rounded down to the nearest $25,000 increment)(the “Bonus”). We are required to calculate the Bonus as soon as practicable after each June 30th and December 31st, and pay the Bonus due promptly after such calculation is made. In the event that the revenue or gross profit calculation above is negative, we shall decrease the applicable Bonus, provided that the Bonus may not be less than $0, provided further that any negative Bonus calculation for any period ending June 30th, carries over and adjusts downward any positive Bonus for any period ending December 31st.

Reports to Security Holders

We are required to file quarterly, annual and current reports, proxy statements and other information with the Securities and Exchange Commission pursuant to Section 12(b) or (g) of the Exchange Act. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company files its reports electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider each of the following risk factors and all of the other information set forth in this filing, including our consolidated financial statements and related notes, before investing in our common stock. The following risks and the risks described elsewhere in this filing, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, future results and cash flow. If that occurs, the trading price of our common stock could decline, and you could lose all or part of your investment.

We have future capital needs and without adequate capital we may be forced to cease or curtail our business operations.

Our growth and continued operations could be impaired by limitations on our access to capital markets. The limited capital we have raised to date may be inadequate for our long-term growth and to support our operations. If financing is available, it may involve issuing securities senior to our common stock. In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan. Even if we are successful in raising capital in the future, we will likely need to raise additional capital to continue and/or expand our operations. If we do not raise the additional capital, the value of any investment in our Company may become worthless. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan.

We have received a going concern opinion from our auditors and we are currently operating at a loss, which raises substantial doubt about our ability to continue as a going concern.

Our auditors have issued a going concern opinion. Although we are currently conducting operations, the Company has not generated a net profit since inception. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

Changing economic conditions in the United States could harm our business, results of operations and financial condition.

Our revenues and profitability are related to general levels of economic activity and employment primarily in the United States. As a result, an economic recession in the United States could harm our business and financial condition. If the economies in which our customers operate are weakened in any future period, these companies may reduce their expenditures on external training, and other products and services supplied by us, which could materially and adversely affect our business, results of operations and financial condition. As we expand our business globally, we may be subject to additional risks associated with economic conditions in the countries into which we enter or in which we expand our operations.

If we cannot successfully implement our business strategy, then our business, financial condition and results of operations could be materially adversely affected.

Our ability to successfully implement our business strategy is subject to a number of risks, many of which are beyond our control, including:

•	rising development costs for eLearning courses,
•	higher technology costs due to the trend toward delivering more educational content in both digital and traditional print formats,
•	rising advances for popular authors and market pressures to maintain competitive retail pricing,
•	a material increase in product returns or in certain production costs,
•	market acceptance of new technology products, including online or computer-based learning,
•	changing demographics and preferences of vocational students and teachers that may affect product offerings and revenues, and
•	consolidation in the eLearning vocational training market.

We may not be able to successfully implement our business strategy and, even if successfully implemented, our strategy may not improve our operating results. In addition, we may decide to alter or discontinue aspects of our business strategy and may adopt alternative or additional strategies due to business or competitive factors or factors not currently expected, such as unforeseen costs and expenses or events beyond our control. If we are unable to successfully implement our business strategy our business, financial condition and results of operations could be adversely affected.

We have made, and may be required to make in the future, substantial investments in our technology infrastructure. If we do not make such investments or do not effectively make such investments, our business, financial condition and results of operations may be materially adversely affected.

The method of delivering our products is subject to technological change. Over the past several years, we have made significant investments in technology, including spending on computer hardware, software, electronic systems, telecommunications infrastructure and digitization of our content. We expect our investment in technology to continue at significant levels. Additional capital will be necessary in order to make these investments. If we do not make such investments or do not effectively make such investments, our business, financial condition and results of operations may be materially adversely affected. In addition, we cannot predict whether technological innovations will, in the future, make some of our products, particularly those printed in traditional formats, wholly or partially obsolete. If we are unable to identify, develop and successfully integrate technological innovations, or our competitors are able to better integrate technological innovations, we may not be able to effectively compete, and, therefore, we may experience a loss in sales or we may be required to invest additional significant resources to further adapt to the changing competitive environment.

Our intellectual property and proprietary rights may not be adequately protected under current laws which could harm our competitive position and materially adversely affect our business, financial condition and results of operations.

Our success depends, in part, on our proprietary content. The product offerings of Brown are largely comprised of intellectual property content owned by third parties that is delivered through a variety of media, including textbooks, digital learning solutions and the Internet. We also currently distribute a small number of products comprised of content that we own. We and the third party content owners rely on copyright and other intellectual property laws to establish and protect the proprietary rights in these products. However, these proprietary rights may be challenged, invalidated or circumvented. We also own the United States patent rights for TRF-DOX, United States Patent No. US 7001991 B2. This is the only patent that we own. We currently have two licensed patents, one owned patent and copyright license agreements (“Copyright Agreements”) with six authors. These Copyright Agreements utilize a standard form, incorporated by reference as an Exhibit to this filing. These agreements grant the Company an exclusive license to the marketing and sale of the content, specify royalty rates and are in effect for the term of the underlying copyright. Our intellectual property rights in the United States, the primary jurisdiction in which we conduct business, are well-established. However, we also conduct business in other countries, such as China and India, where the extent of effective legal protection for intellectual property rights is uncertain, and this uncertainty could affect our current performance and future growth. Moreover, despite copyright and trademark protection, third parties may be able to copy, infringe, illegally distribute, import or resell or otherwise profit from our proprietary rights without our authorization. These unauthorized activities may be more easily facilitated by the Internet. In addition, the lack of Internet-specific legislation relating to intellectual property protection creates an additional challenge for us in protecting our proprietary rights relating to our online business processes and other digital technology rights. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our content or technology. In addition, our proprietary rights may not be adequately protected because:

•	people may not be deterred from misappropriating our technologies despite the existence of laws or contracts prohibiting such actions,
•	policing unauthorized use of our intellectual property can be difficult, expensive and time-consuming (which may divert our management’s time from implementing our business strategy), and we may be unable to determine the extent of any unauthorized use, and
•	the laws of other countries in which we may market our products may offer little or no effective protection for our proprietary technologies.

We may also be required to initiate expensive and time-consuming litigation to defend our intellectual property or to maintain our intellectual property. If we are not able to adequately protect our intellectual property rights and proprietary rights, our competitive position may be harmed and our business, financial condition and results of operations could be materially adversely affected.

As a result of sales outside of the United States, we face additional risks, which may harm our results of operations.

A portion of our sales are outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Additionally, a portion of our customers are located outside of the United States, which further exposes us to foreign risks.

Our non-U.S. sales are directly influenced by the political and economic conditions of the region in which they are located. Accordingly, we are subject to risks associated with international sales, including:

•	political, social and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions;
•	compliance with domestic and foreign export and import regulations, and difficulties in obtaining and complying with domestic and foreign export, import and other governmental approvals, permits and licenses;
•	local laws and practices that favor local companies, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations;
•	natural disasters, including earthquakes, tsunamis and floods;
•	trade restrictions or higher tariffs;
•	transportation delays;
•	difficulties of managing distributors;
•	less effective protection of intellectual property than is afforded to us in the United States or other developed countries;
•	inadequate local infrastructure; and
•	exposure to local banking, currency control and other financial-related risks.

As a result of having global sales, the sudden disruption of the supply chain and/or the manufacture of our products caused by events outside of our control could impact our results of operations by impairing our ability to timely and efficiently deliver our products. Moreover, the international nature of our business subjects us to risk associated with the fluctuation of the U.S. dollar versus foreign currencies. Decreases in the value of the U.S. dollar versus currencies in jurisdictions where we have large fixed costs or our third-party manufacturers have significant costs will increase the costs of such operations, which could harm our results of operations.

We may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in our loss of significant rights.

Litigation regarding copyrights and other intellectual property rights is extensive in the publishing industry, including claims involving the terms by which photographs and other content are licensed to us for inclusion in our textbooks and other products. We may be subject to such claims in the future. Our third-party suppliers may also become subject to infringement claims, which in turn could negatively impact our business.

Litigation is expensive and time-consuming and could divert management’s attention from our business and could have an adverse effect on our business, financial condition and results of operations. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, or enter into royalty or license agreements that may not be available on acceptable terms, if at all. All of these requirements could damage our business. We may have to develop non-infringing technology and our failure in doing so or obtaining licenses to the proprietary rights on a reasonable or timely basis could have an adverse effect on our business, financial condition and results of operations.

We may not be willing or able to maintain the availability of information obtained through licensing arrangements or the terms of our licensing arrangements may change, which may reduce our profit margins or our market share.

In February 11, 2016, we incorporated a new subsidiary, Brown Technical Publications, Inc. (BTP) with the intent of publishing original content obtained through licensing agreements. On March 28, 2016, we executed our first publishing agreement. In April 2016, we began selling the first product developed by BTP and in July 2016, we began shipping books published under the March 28, 2016, licensing agreement. We generated $4,102 and $0 of revenue from the sales of these products during the years ended October 31, 2016 and 2015, respectively. We currently have copyright license agreements (“Copyright Agreements”) with six authors. These Copyright Agreements utilize a standard form, incorporated by reference as an Exhibit to this filing. These agreements grant the Company an exclusive license to the marketing and sale of the content, specify royalty rates and are in effect for the term of the underlying copyright. The remainder of our revenue is derived from the sale of third party and alternate content providers. Our largest supplier for this content is IHS Markit. The terms of our agreement with IHS Markit are incorporated by reference as an Exhibit to this filing. Some content providers may seek to increase licensing fees for providing their proprietary content to us. In such case, our profit margins may be reduced if we are unable to pass along such price increases to our customers. We may also find it unprofitable to continue offering these products and may decide to stop offering them for sale. If we are unable to renegotiate acceptable licensing arrangements with these content providers or find alternative sources of equivalent content, the quality of our content may decline and as a result we may experience a reduction in our market share, and our business, financial condition and results of operations may be materially adversely affected.

Our business relies on our hosting facilities and electronic delivery systems and any failures or disruptions may adversely affect our ability to serve our customers.

We depend on the capacity, reliability and security of our hosting facilities and electronic delivery systems to provide our online library reference materials and other online products to our customers. Certain events, such as loss of service from third parties, operational failures, sabotage, break-ins, and similar disruptions from unauthorized tampering or hacking, human error, national disasters, power loss, or computer viruses, could cause our electronic delivery systems to operate slowly or interrupt their availability for periods of time. Any back-up systems or facilities we maintain may also experience interruptions and loss of service. We do not have a back-up facility for some of our online products. If disruptions, failures or slowdowns of our facilities, electronic delivery systems, or back-up systems or facilities occur, our ability to distribute our products and services effectively and to serve our customers may be adversely affected and we may experience harm to our reputation and loss of revenues.

A security breach involving our products and services or our customers’ credit, debit card or private data could subject us to material claims and additional costs and could harm our reputation.

Our customers depend on our products and services to collect, secure, store and transmit confidential information. In connection with credit card sales, we transmit and store confidential credit and debit card information. We also have access to, collect or maintain private or confidential information regarding our customers and employees, as well as our business. Third parties may attempt to breach the security of our systems, products and services. Any security breach for which we are, or are perceived to be, responsible, in whole or in part, could subject us to claims that could harm our reputation and result in significant costs to defend, settle or satisfy. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could materially harm our operating results. Computer viruses, physical or electronic break-ins and similar disruptions could lead to interruptions and delays in customer processing or a loss of data. We might be required to expend significant financial and other resources to protect against further security breaches or to rectify problems caused by any security breach.

We have and may continue to outsource certain functions to third parties and these arrangements may not be successful, thereby resulting in increased costs, or may materially adversely affect service levels, results of operations and our financial reporting.

We rely on third party providers of outsourced services to provide services on a timely and effective basis. These services include, among others, printing of textbooks, payroll and benefits administration and specific activities related to general accounting, fixed asset and accounts payable functions. We do not ultimately control the performance of our outsourcing partners and the failure of third-party providers of outsourced services to perform as required by contract or to our expectations could result in significant disruptions and costs to our operations, which could materially adversely affect our business, financial condition and results of operations and our ability to report financial information accurately and in a timely manner.

If we do not adequately manage and develop our operational and managerial systems and processes, our ability to manage and grow our business may be harmed.

We need to continue to improve existing, and implement new, operational and managerial systems to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, our new or enhanced systems, could adversely affect our business, financial condition and results of operations.

•	limitations on the repatriation of funds to the United States,
•	challenges in enforcing agreements and collecting receivables under certain foreign legal systems,
•	lack of local acceptance or knowledge of our products and services,
•	lack of recognition of our brands, unavailability of joint venture partners or local companies for acquisition,
•	instability of international economies and governments,
•	changes in legal, regulatory and tax requirements,
•	exposure to varying legal standards, including intellectual property protection laws, in other jurisdictions,
•	general economic and political conditions in the countries in which we operate, and
•	changes in foreign governmental regulations or other governmental actions that would have a direct or indirect adverse impact on our business and market opportunities.

We are also subject to the United States Foreign Corrupt Practices Act which generally prohibits companies and their intermediaries from making payments to foreign officials for the purpose of obtaining or keeping business. While we have procedures designed to ensure our compliance with such laws, these procedures may fail or may not protect us against liability as a result of actions that may be taken in the future by our agents and other intermediaries, including those over whom we may have limited or no control.

Our success will depend, in part, on our ability to anticipate and effectively manage these and other risks associated with our operations outside the United States.

If we are unable to identify, complete and successfully integrate acquisitions, our ability to grow our business may be limited and our business, financial condition and results of operations may be adversely impacted.

Our acquisition strategy involves a number of risks, including:

•	our ability to find suitable businesses to acquire at affordable valuations or on other acceptable terms,
•	competition for acquisition targets may lead to higher purchase prices or one of our competitors acquiring one of our acquisition targets,
•	prohibition of future acquisitions under United States or foreign antitrust laws,
•	the diversion of management’s attention from existing operations to the integration of acquired companies,
•	our inability to realize expected cost savings and synergies,
•	expenses, delays and difficulties of integrating acquired businesses into our existing business structure, and
•	difficulty in retaining key customers and management personnel.

If we are unable to continue to acquire and efficiently integrate suitable acquisition candidates, our ability to increase revenues and fully implement our business strategy may be adversely impacted, which could adversely affect our business, financial condition and results of operations.

Changes to laws and regulations may have an adverse effect on our business.

Our business and customers’ businesses are subject to United States federal, state and local and international laws and regulations, including laws and regulations relating to intellectual property, libel, privacy, accessibility, product offerings and financial aid eligibility and laws and regulations applicable generally to businesses. New laws and regulations and changes to existing laws and regulations applicable to us and our customers may restrict or require a change to how we and our customers conduct business and could have an adverse effect on our business.

We may not be able to attract or retain key employees.

Our future success depends on the continued services of key employees and our ability to attract and retain new employees with the experience and capabilities necessary to support our needs. The loss of any of the key employees or the failure to attract and retain suitably skilled new employees could adversely affect our business, financial condition and our results of operations.

There are risks associated with our indebtedness.

As of October 31, 2016, we had unsecured term loans with an aggregate principal balance of $1,297,081 (excluding amortization of discount). We may incur additional indebtedness in the future through offerings of debt securities or through traditional debt agreements. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, including, without limitation, any of the following:

•	we will be required to use cash reserves to pay the principal of and interest on our indebtedness;
•	our indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;
•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or for general corporate and other purposes may be limited; and
•	our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.

Our ability to make payments of principal of and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated results of operations and financial condition, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

•	seek additional capital through the sale of equity securities;
•	seek additional financing in the debt markets;
•	refinance or restructure all or a portion of our indebtedness;
•	sell selected assets; or
•	reduce or delay planned capital or operating expenditures.

Such measures might not be sufficient to enable us to service our debt. Our failure to satisfy our obligations under the agreements governing our indebtedness could result in an event of default, which could permit our secured lenders to foreclose on our assets and stock securing such indebtedness. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all.

The price of our common stock is highly volatile and could decline regardless of our operating performance.

The market price of our common stock could fluctuate in response to, among other things:

•	changes in economic and general market conditions;
•	changes in the outlook and financial condition of certain of our significant customers and industries in which we have a concentration of business;
•	changes in financial estimates, treatment of our tax accounting or liabilities or investment recommendations by securities analysts following our business;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	sales of common stock by our directors, officers and significant stockholders;
•	our failure to achieve operating results consistent with projections; and
•	the operating and stock price performance of competitors.

These factors may adversely affect the trading price of our common stock and prevent you from selling your common stock at or above the price at which you purchased it. In addition, in recent periods, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including ours and others in our industry. These changes can occur without regard to the operating performance of the affected companies. As a result, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price.

Our financial results are subject to quarterly fluctuations, which may result in volatility or declines in our stock price.

We experience, and expect to continue to experience, fluctuations in quarterly operating results. Consequently, you should not deem our results for any particular quarter to be necessarily indicative of future results. Factors that may affect quarterly operating results in the future include:

•	the overall level of services and products sold;
•	the volume of publications we ship each quarter, because revenue and cost of publications contracts are recognized in the quarter during which the publications ship;
•	fluctuations in project profitability;
•	the gain or loss of material clients;
•	the timing, structure and magnitude of acquisitions;
•	participant training volume and general levels of outsourcing demand from clients in the industries that we serve;
•	the budget and purchasing cycles of our customers.
•	the commencement or completion of client engagements or services and products in a particular quarter; and
•	the general level of economic activity.

Accordingly, it is difficult for us to forecast our growth and results of operations on a quarterly basis. If we fail to meet expectations of investors or analysts, our stock price may fall rapidly and without notice. Furthermore, the fluctuation of quarterly operating results may render less meaningful period-to-period comparisons of our operating results.

We may continue making acquisitions as part of our growth strategy, which subjects us to numerous risks that could have a material adverse effect on our business, financial condition and results of operations.

As part of our growth strategy, we may continue to pursue selective acquisitions of businesses that broaden our service and product offerings, deepen our capabilities and allow us to enter attractive new domestic and international markets. Pursuit of acquisitions exposes us to many risks, including that:

•	acquisitions may require significant capital resources and divert management’s attention from our existing business;
•	acquisitions may not provide the benefits anticipated;
•	acquisitions could subject us to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition of a business that were not known to us at the time of the acquisition;
•	we may incur significantly greater expenditures in integrating an acquired business than had been initially anticipated;
•	acquisitions may create unanticipated tax and accounting problems; and
•	acquisitions may result in a material weakness in our internal controls if we are not able to successfully establish and implement proper controls and procedures for the acquired business.

Our failure to successfully accomplish future acquisitions or to manage and integrate completed or future acquisitions could have a material adverse effect on our business, financial condition or results of operations. We can provide no assurances that we:

•	will identify suitable acquisition candidates;
•	can consummate acquisitions on acceptable terms;
•	can successfully compete for acquisition candidates against larger companies with significantly greater resources;
•	can successfully integrate any acquired business into our operations or successfully manage the operations of any acquired business; or
•	will be able to retain an acquired company’s significant client relationships, goodwill and key personnel or otherwise realize the intended benefits of any acquisition.

In addition, acquisitions might involve our entry into new businesses that might not be as profitable as we expect. We can provide no assurances that our expectations regarding the profitability of future acquisitions will prove to be accurate. Acquisitions might also increase our exposure to the risks inherent in certain markets or industries.

As a result of completed and possible future acquisitions, our past performance is not indicative of future performance, and investors should not base their expectations as to our future performance on our historical results.

Future acquisitions may require that we incur debt or issue dilutive equity.

Future acquisitions may require us to incur additional debt, under our existing credit facility or otherwise, or issue equity, resulting in additional leverage or dilution of ownership.

Difficulties in integrating acquired businesses could result in reduced revenues and income.

We might not be able to integrate successfully any business we have acquired or could acquire in the future. The integration of the businesses could be complex and time consuming and will place a significant strain on our management, administrative services personnel and information systems. This strain could disrupt our business. Furthermore, we could be adversely impacted by liabilities of acquired businesses. We could encounter substantial difficulties, costs and delays involved in integrating common accounting, information and communication systems, operating procedures, internal controls and human resources practices, including incompatibility of business cultures and the loss of key employees and customers. Also, depending on the type of acquisition, a key element of our strategy may include retaining management and key personnel of the acquired business to operate the acquired business for us. Our inability to retain these individuals could materially impair the value of an acquired business. In addition, small businesses acquired by us may have greater difficulty competing for new work as a result of being part of our larger entity. These difficulties could reduce our ability to gain customers or retain existing customers, and could increase operating expenses, resulting in reduced revenues and income and a failure to realize the anticipated benefits of acquisitions.

Competition could materially and adversely affect our performance.

The training industry is highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. Our competitors include divisions of several large publicly traded and privately held companies, vocational and technical training schools, degree-granting colleges and universities, continuing education programs and thousands of small privately held training providers and individuals. Moreover, we expect to face additional competition from new entrants into the training and performance improvement market due, in part, to the evolving nature of the market and the relatively low barriers to entry.

We cannot provide any assurance that we will be able to compete successfully in the industries or markets in which we compete, and the failure to do so could materially and adversely affect our business, results of operations and financial condition.

Failure to keep pace with technology and changing market needs could harm our business.

Our future success will depend upon our ability to adapt to changing client needs, to gain expertise in technological advances rapidly and to respond quickly to evolving industry trends and market needs. We may not be able to expand our operations into all geographic areas into which we seek to expand our services and may not be able to attract and retain qualified personnel to provide our services in all such geographic areas. We may not be successful in adapting to advances in technology or marketing our products in advanced formats. In addition, products delivered in the newer formats might not provide comparable training results. Furthermore, subsequent technological advances might render moot any successful expansion of the methods of delivering our products. If we are unable to develop new means of delivering our products due to capital, personnel, technological or other constraints, our business, results of operations and financial condition could be materially and adversely affected.

We have only a limited ability to protect the intellectual property rights that are important to our success, and we face the risk that our services or products may infringe upon the intellectual property rights of others.

Our future success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws of some countries in which we provide or license or intend to provide or license our services or products may offer only limited protection of our intellectual property rights. We rely upon a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements and copyright and trademark laws to protect our intellectual property rights. The steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights. Protecting our intellectual property rights might also consume significant management time and resources.

Our services and products, or the products of others that we offer to our clients, may infringe on the intellectual property rights of third parties, and we might have infringement claims asserted against us or against our clients. These claims might harm our reputation, result in financial liabilities and prevent us from offering some services or products. We have generally agreed in our contracts to indemnify our clients against expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation or require us to enter into royalty or licensing arrangements. We might not be able to enter into these royalty or licensing arrangements on acceptable terms. Any limitation on our ability to provide or license a service or product could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

Our information technology systems are subject to risks that we cannot control.

Our information technology systems are dependent upon global communications providers, web browsers, telephone systems, and other aspects of the Internet infrastructure that have experienced system failures and electrical outages in the past. Our systems are susceptible to slow access and download times, outages from fire, floods, power loss, telecommunications failures, hacking, and similar events. Our servers are vulnerable to computer viruses, hacking, and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our customers, and the ability of our customers to access our information technology systems. This could result in our loss of customers, loss of revenue or a reduction in demand for our services.

A breach of our security measures could harm our business, results of operations and financial condition.

Our databases contain confidential data of our clients and our clients’ customers, employees and vendors, including sensitive personal data. As a result, we are subject to numerous laws and regulations designed to protect this information and various U.S. federal and state laws governing the protection of health or other personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict among the various countries in which we operate. A party, including our employees, who is able to circumvent our security measures could misappropriate such confidential information or interrupt our operations. Many of our contracts require us to comply with specific data security requirements. If we are unable to maintain our compliance with these data security requirements or any person, including any of our current or former employees, penetrates our network security or misappropriates sensitive data, we could be subject to significant liabilities to our clients for breaching these data security requirements or other contractual confidentiality provisions. These liabilities might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. Furthermore, unauthorized disclosure of sensitive or confidential data of our clients or other parties, whether through breach of our computer systems, systems failure or otherwise, could also damage our reputation and cause us to lose existing and potential clients. We may also be subject to civil actions, regulatory enforcement actions, and criminal prosecution for breaches related to such data or need to expend significant capital and other resources to continue to protect against security breaches or to address any problem they may cause. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

Risks related to development, regulatory approval and commercialization.

Our 2015 agreements with Northwestern University, University of Rochester and Faulk Pharmaceuticals, will be dependent on the successful development, regulatory approval and commercialization of our biotechnology products, which are in early stage development. The success of our business, including our ability to finance our Company and generate any revenue in the future, primarily will depend on the successful development, regulatory approval and commercialization of our products. In the future, we may also become dependent on one or more of other product candidates of any future product candidates that we may in-license, acquire or develop.

The clinical and commercial success of our biotechnology products will depend on a number of factors, including the following:

•	The ability to find a financial partner;
•	Timely completion of our clinical trials, once commenced;
•	Whether the U.S. Food and Drug Administration or similar foreign regulatory agencies conduct additional clinical trials beyond those planned to support the approval and commercialization of our products or future products;
•	The ability to manufacture and scale the target and portfolio candidate products;
•	Acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our products by the FDA and similar foreign regulatory authorities;
•	The ability to demonstrate to the satisfaction of the FDA and similar foreign authorities: 1) the safety and efficacy of our products or any future products, 2) the timely receipt of marketing approvals, and 3) the prevalence, duration and severity of potential side effects experienced with our products or future products;
•	Our ability to successfully commercialize our products or any future products in the United States and internationally;
•	Acceptance by physicians and patients of the benefits, safety and efficacy of our products or any future products, if approved, including relative to alternative and competing treatments;
•	The ability to establish and enforce intellectual property rights in and to our products or any future products;
•	The ability to avoid third-party patent interference or intellectual property infringement claims; and
•	The ability to in-license or acquire additional products or commercial-stage products that we believe can be successfully developed and commercialized.

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to obtain regulatory approvals or commercialize our products. Even if regulatory approvals are obtained, we may never be able to successfully commercialize any of our biotechnology products.

We are expanding into new markets in which we have a limited operating history in and expect to continue to incur losses for an indeterminable period of time.

We have a limited operating history with our current business plan. While Brown has been in business since 1946, we only began operating as an internet based company in 2014. We are currently expanding into the online training market. Companies that are expanding into new markets and changing the primary means of generating revenue face substantial business risks and may suffer significant losses. We face challenges and uncertainties in financial planning as a result of the unavailability of historical data and uncertainties regarding the nature, scope and results of our future activities. The Company must develop successful new business relationships, establish operating procedures, hire staff, install management information and other systems, establish facilities and obtain licenses, as well as take other measures necessary to conduct its new business activities. We may not be successful in implementing our business strategies or in completing the development of the infrastructure necessary to conduct our business as planned. As a result of industry factors or factors relating specifically to us, we may have to change our methods of conducting business, which may cause a material adverse effect on our results of operations and financial condition. As a result, we may not be able to achieve or sustain profitability or positive cash flows provided by our operating activities in the future.

We do not presently intend to pay any cash dividends on or repurchase any shares of our common stock.

We do not presently intend to pay any cash dividends on our common stock or to repurchase any shares of our common stock. Any payment of future dividends will be at the discretion of the Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. Cash dividend payments in the future may only be made out of legally available funds and, if we experience substantial losses, such funds may not be available. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment, and there is no guarantee that the price of our common stock that will prevail in the market will ever exceed the price paid by you.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We may attempt to use non-cash consideration to satisfy obligations moving forward. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or convertible securities, convertible into shares of our common stock. Our directors have authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock (either restricted shares in private placements or registered shares), possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Securities Exchange Act of 1934, as amended, as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.

Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring “penny stocks” and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

We currently have a sporadic, illiquid, volatile market for our common stock, the market for our common stock is and may remain sporadic, illiquid, and volatile in the future.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future and will likely be subject to wide fluctuations in response to several factors, including, but not limited to:

•	actual or anticipated variations in our results of operations;
•	our ability or inability to generate revenues;
•	the number of shares in our public float;
•	increased competition; and
•	conditions and trends in the market for our products.

Because our common stock is traded on the OTCQB, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to the actual value of the Company, and not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company’s public reports, industry information, and those business valuation methods commonly used to value private companies.

Because we are a small company, the requirements of being a public company, including compliance with the reporting requirements of the exchange act and the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we must comply with the federal securities laws, rules and regulations, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act and the Dodd-Frank Act, related rules and regulations of the SEC, with which a private company is not required to comply. Complying with these laws, rules and regulations will occupy a significant amount of time of our sole director and management and will significantly increase our costs and expenses, which we cannot estimate accurately at this time. Among other things, we must:

•	establish and maintain a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;
•	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
•	maintain various internal compliance and disclosures policies, such as those relating to disclosure controls and procedures and insider trading in our common stock;
•	involve and retain to a greater degree outside counsel and accountants in the above activities;
•	maintain a comprehensive internal audit function; and
•	maintain an investor relations function.

In addition, being a public company subject to these rules and regulations may require us to accept less director and officer liability insurance coverage than we desire or to incur substantial costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors .

We will not be required to comply with certain provisions of the Sarbanes-Oxley Act for as long as we remain an “emerging growth company”.

We are not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Upon becoming a public company, we are required to comply with certain rules relating to Sections 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made in our internal control procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will remain an emerging growth company for up to five full fiscal years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any October 31 before that time, we would cease to be an emerging growth company as of the following April 30, or if our annual revenues exceed $1 billion, we would cease to be an emerging growth company the following fiscal year, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an emerging growth company immediately.

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, nor a majority-owned subsidiary of a parent company that is not a smaller reporting company, and has a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. If we are still considered a “smaller reporting company” at such time as we cease to be an “emerging growth company,” we will be subject to increased disclosure requirements. However, the disclosure requirements will still be less than they would be if we were not considered either an “emerging growth company” or a “smaller reporting company.” Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in its SEC filings due to its status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

Item 2. Properties

Our principal administrative office is located at 1517 San Jacinto Street, Houston, Texas 77002. We lease 13,199 square feet under a lease that calls for monthly lease payments of $7,506 per month and expires on September 30, 2019. We sub lease 3,073 square feet to tenants. Our sub-lease income was approximately $63,000 in the year ended October 31, 2016. On October 1, 2016, the sub-lease was extended and sub-lease rent increased to $4,289 per month.

We also maintain a business address at 888 Prospect Street, Suite 200, La Jolla, California 92037 on a month to month lease at a cost of $200 per month.

The Company does not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB market operated by OTC Markets Group under the symbol “PBYA”.

The following table sets forth the approximate high and low bid prices for our common stock as reported by the OTCQB for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low

November 1, 2015 through January 31, 2016	$2.28	$0.99
February 1, 2016 through April 30, 2016	1.60	0.48
May 1, 2016 through July 31, 2016	1.09	0.24
August 1, 2016 through October 31, 2016	0.80	0.35

November 1, 2014 through January 31, 2015	$5.50	$2.01
February 1, 2015 through April 30, 2015	8.15	2.49
May 1, 2015 through July 31, 2015	7.00	4.64
August 1, 2015 through October 31, 2015	6.35	2.14

Holders

As of October 31, 2016, there were approximately 194 stockholders of record and an aggregate of 39,784,717 shares of our common stock were issued and outstanding. As of February 13, 2017, there were approximately 200 stockholders of record and an aggregate of 44,627,482 shares of our common stock were issued and outstanding. The transfer agent of our company’s common stock is Signature Stock Transfer Inc. at 14673 Midway Road, Suite 220, Addison, Texas 75001.

Description of Securities

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).

Common Stock

Voting Rights. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. Directors are appointed by a plurality of the votes present at any special or annual meeting of stockholders (by proxy or in person), and a majority of the votes present at any special or annual meeting of stockholders (by proxy or in person) shall determine all other matters. There is no cumulative voting of the election of directors then standing for election. The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption.

Dividend Rights. The holders of outstanding shares of common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends at such times and in such amounts as the board from time to time may determine.

Liquidation. Upon liquidation, dissolution or winding up of the Company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.

Other Rights. All of our outstanding shares of common stock are fully paid and non-assessable. The holders of our common stock have no preemptive rights and no rights to convert their common stock into any other securities, and our common stock is not subject to any redemption or sinking fund provisions.

Preferred Stock

Shares of Preferred Stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by our Board prior to the issuance of any shares thereof. Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board prior to the issuance of any shares thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of our capital stock entitled to vote generally in the election of the directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

Additionally, while it is not possible to state the actual effect of the issuance of any additional shares of Preferred Stock on the rights of holders of the common stock until the Board determines the specific rights of the holders of any additional shares of Preferred Stock, such rights may be superior to those associated with our common stock, and may include:

•	Restricting dividends on the common stock;
•	Rights and preferences including dividend and dissolution rights, which are superior to our common stock;
•	Diluting the voting power of the common stock;
•	Impairing the liquidation rights of the common stock; or
•	Delaying or preventing a change in control of the Company without further action by the stockholders.

Anti-Takeover Provisions Under The Nevada Revised Statutes

Business Combinations

Sections 78.411 to 78.444 of the Nevada revised statues (the “NRS”) prohibit a Nevada corporation from engaging in a “combination” with an “interested stockholder” for three years following the date that such person becomes an interested shareholder and place certain restrictions on such combinations even after the expiration of the three-year period. With certain exceptions, an interested stockholder is a person or group that owns 10% or more of the corporation’s outstanding voting power (including stock with respect to which the person has voting rights and any rights to acquire stock pursuant to an option, warrant, agreement, arrangement, or understanding or upon the exercise of conversion or exchange rights) or is an affiliate or associate of the corporation and was the owner of 10% or more of such voting stock at any time within the previous three years.

A Nevada corporation may elect not to be governed by Sections 78.411 to 78.444 by a provision in its articles of incorporation or bylaws. We have such a provision in our Articles of Incorporation, as amended and Bylaws, as amended, pursuant to which we have elected to opt out of Sections 78.411 to 78.444; therefore, these sections do not apply to us.

Control Shares

Nevada law also seeks to impede “unfriendly” corporate takeovers by providing in Sections 78.378 to 78.3793 of the NRS that an “acquiring person” shall only obtain voting rights in the “control shares” purchased by such person to the extent approved by the other shareholders at a meeting. With certain exceptions, an acquiring person is one who acquires or offers to acquire a “controlling interest” in the corporation, defined as one-fifth or more of the voting power. Control shares include not only shares acquired or offered to be acquired in connection with the acquisition of a controlling interest, but also all shares acquired by the acquiring person within the preceding 90 days. The statute covers not only the acquiring person but also any persons acting in association with the acquiring person.

A Nevada corporation may elect to opt out of the provisions of Sections 78.378 to 78.3793 of the NRS. We have a provision in our Articles of Incorporation, as amended, pursuant to which we have elected to opt out of Sections 78.378 to 78.3793; therefore, these sections do not apply to us.

Removal of Directors

Section 78.335 of the NRS provides that 2/3rds of the voting power of the issued and outstanding shares of the Company are required to remove a Director from office. As such, it may be more difficult for shareholders to remove directors due to the fact the NRS requires greater than majority approval of the shareholders for such removal.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2.	our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends. We do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

As described above under “Item 1. Business - Business Development”, in connection with the Exchange Agreement, the Company issued 32,000,000 shares of restricted common stock to the owners of Brown, which included Evan M. Levine, our Chief Executive Officer and director (6,000,000 shares of common stock) and Steven M. Plumb, our Chief Financial Officer (11,791,371 shares of common stock).

On August 31, 2016, the Company sold a convertible promissory in the amount of $50,000 to an investor. The note bears interest at 10% per annum and may be converted into the common stock of the Company upon the completion of a capital raise of $500,000 by December 31, 2016 (a “Qualified Raise”). The note may be converted into common stock at 75% of the price of the capital raised in the Qualified Raise. The note is due on April 30, 2017.

On August 31, 2016, the Company issued 1,179,138 shares of its common stock to a note holder in exchange for the surrender and cancellation of a warrant previously issued to the note holder.

On August 31, 2016, the Company issued 1,238,096 shares of its common stock to an employee as compensation valued at $20,874.

On October 14, 2016, the Company sold two convertible promissory notes totaling $37,000 to two investors in a private transaction. The notes bear interest at 10% per annum and may be converted into the common stock of the Company upon the completion of a Qualified Raise. The notes may be converted into common stock at 75% of the price of the capital raised in the Qualified Raise. On December 31, 2016, these notes were converted into 302,320 shares of the Company’s common stock.

On October 31, 2016, the Company sold a convertible promissory in the amount of $50,000 to an investor in a private transaction. The note bears interest at 10% per annum and may be converted into the common stock of the Company upon the completion of a Qualified Raise. The note may be converted into common stock at 75% of the price of the capital raised in the Qualified Raise. On December 31, 2016, this note was converted into 406,688 shares of the Company’s common stock.

On October 17, 2016, we sold 333,333 shares of restricted common stock for gross proceeds of $50,000 and on October 31, 2016, we sold 166,666 shares of restricted common stock for gross proceeds of $25,000.

On November 7, 2016, the Company agreed to issue 500,000 shares of its restricted common stock to the incoming Vice Chairman of the Board, Richard Corbin. These shares were issued on November 30, 2016.

On November 7, 2016, the Company agreed to issue 75,000 shares of restricted common stock to James Sapirstein, a former director of the Company, for his service as a director. These shares were issued on November 30, 2016 and will be valued in the subsequent period.

On November 7, 2016, the Company formed a Scientific Advisory Board (“SAB”) comprised of David Barshis, John Norton, and Heinz-Josef Lenz. The Company agreed to issue 150,000 shares of its restricted common stock to each member of the SAB as compensation for their service on the SAB. These shares were issued on November 30, 2016 and will be valued in the subsequent period.

On November 22, 2016, the Company sold 566,666 shares of restricted common stock for gross proceeds of $85,000.

On December 23, 2016, the Company sold 333,334 shares of restricted stock to the Vice Chairman of the Board of Directors, Richard Corbin, for gross proceeds of $50,000.

Mr. Plumb was appointed Chief Financial Officer on March 21, 2016. The Company issued 180,000 shares of the Company’s common stock, vesting over a 36 month period, to Mr. Plumb in connection with such appointment, which vesting was accelerated in November 2016. The fair market value of the common stock was $174,780 on the date of grant.

On December 31, 2016, investors holding convertible notes with a face value of $87,000 converted their notes into 709,008 shares of restricted common stock.

In December 2016 and January 2017, the Company sold an aggregate of 1,256,667 shares of restricted stock to 10 investors for gross proceeds of $188,500.

On January 19, 2017, the Company issued 25,253 shares of restricted common stock to a consultant for services rendered. The fair market value of the shares on the date of issuance was $25,000.

On January 19, 2017, the Company issued 645,000 shares of restricted common stock under the terms of an Exchange Agreement with the owners of Premier Purchasing and Marketing Alliance, LLC. The fair market value of the shares on the date of issuance was $638,550.

On January 30, 2017, the Company sold 53,333 shares of restricted stock for gross proceeds of $8,000.

On January 30, 2017, the Company borrowed $70,000 from the Vice Chairman of the Board, Richard Corbin. The loan is due on February 10, 2017, at which time the Company will repay the loan and $1,000 of interest.

On February 10, 2017, the Company sold 166,666 shares of restricted common stock for gross proceeds to $25,000. These shares have not been issued as of the date of this filing.

As described above under “Item 1. Business - Recent Events”, In connection with the closing of the Premier Share Exchange, we issued the Premier Shares to Mr. Schwartz.

As described above under “Item 1. Business - Recent Events”, In connection with the closing of the One Exam Share Exchange, we issued the Secured Note to Mr. Estell (which note is convertible into shares of our common stock) and agreed to issue up to 1,000,000 Earn-Out Shares.

The Company claims an exemption from registration for such issuances and sales described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act since the foregoing issuances and sales did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were either (a) an “accredited investor”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were privately negotiated. No underwriters or agents were involved in the foregoing issuance or grant and the Company paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificate(s) evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following table provides selected financial data about our company as of October 31, 2016 and 2015.

Balance Sheet Data:	October 31, 2016	October 31, 2015	Increase (Decrease)
Cash	$68,369	$74,001	$(5,632)
Accounts Receivable	54,279	64,810	(10,531)
Inventory	514,795	492,137	22,658
Property, plant, and equipment, net	98,510	68,674	29,836
Intangible licenses, net	238,608	–	238,608
Other Assets	53,467	7,500	45,967
Total assets	$1,028,028	$707,122	$320,906

Current Portion of long-term debt (LTD)	$26,311	$15,628	$10,683
Accounts payable	330,571	341,506	(10,935)
Accrued Expenses - Related Parties	271,704	45,330	226,374
Notes Payable	500,848	199,220	301,628
Stock payable	118,230	–	118,230
Convertible note payable, net	352,000	–	352,000
Derivative liability	218,943	–	218,943
Security Deposit	7,000	7,000	–
Shareholder Advance	88,000	500	87,500
Acquisition Notes Payable	343,745	152,493	191,252
Total liabilities	$2,257,352	$761,677	$1,495,675

Common Stock, ($0.001 par value, 100,000,000 shares authorized, 39,784,717 and 23,582,766 issued and outstanding as of October 31, 2016 and 2015, respectively)	$39,785	$23,583	$16,202
Additional Paid in Capital	(498,623)	18,417	(517,040)
Accumulated Deficit	(770,486)	(203,703)	(566,783)
Non-Controlling Interest	–	107,148	(107,148)
Total Stockholders’ Equity (Deficit)	(1,229,324)	(54,555)	(1,174,769)
Total Liabilities and Stockholders' Equity	$1,028,028	$707,122	$320,906

Our decrease in cash of $5,632 can be attributed to the operations of the business. Our total liabilities increased $1,495,675 due to the issuance of notes payable, accrued expenses related party, $208,970 in acquisition notes payable that arose from the purchase of 49% of Brown Book Shop, Inc., and certain liabilities assumed as a result of the Exchange transaction, including a convertible note payable in the amount of $265,000, stock payable in the amount of $118,230, derivative liability of $218,943, and shareholder advance of $87,500.

The following summary of our results of operations, for the years ended October 31, 2016 and 2015 are as follows:

	For the Year Ended October 31,		Increase
Statement of Operations Data:	2016	2015	(Decrease)
Revenue	$3,089,974	$2,137,858	$952,116
Cost of sales	2,452,633	1,417,225	1,035,408
Total operating expenses	(1,026,298)	(893,089)	133,209
Other expense	(177,826)	(9,138)	168,688
Net loss	$(566,783)	$(181,594)	$385,189

For the Year Ended October 31, 2016 compared to the Year ended October 31, 2015

Revenue

The revenue increased $952,116 from $2,137,858 for the year ended October 31, 2015 to $3,089,974 for the year ended October 31, 2016. The increase was due to an increase in web site sales during the period, as a result of increased advertising, marketing and sales efforts.

Cost of sales

Cost of sales increased $1,035,408, from $1,417,225 for the year ended October 31, 2015 to $2,452,633 for the year ended October 31, 2016. Cost of sales are variable with sales. The increase was due to the increased sales during the period. Our costs as a percentage of sales increased during this period also as a result of temporary sales promotions run during 2016, increased costs from third party web sites that carry our products, such as Amazon.com, as our volume of sales from these third party sites has increased by $559,766 from $121,267 for the year ended October 31, 2015 to $681,033 for the year ended October 31, 2016. The costs associated with these sales have increased by $105,290, from $26,471 for the year ended October 31, 2015 to $131,761 for the year ended October 31, 2016. In addition, publishers of the codes and standards that we sell have been increasing the prices that they charge for their products and we have not been able to pass these increases on to our customers.

Gross profit

Gross profit decreased $83,292, from $720,633 for the year ended October 31, 2015 to $637,341 for the year ended October 31, 2016. The decrease in gross margins was due to increased sales promotions during 2016, a write off of obsolete inventory of $216,047 during the year ended October 31, 2016, and increased cost of goods sold. Gross margins fell from 34% for the year ended October 31, 2015 to 21% for the year ended October 31, 2016.

General and administrative expenses

General and administrative expenses increased $144,047, from $645,323 for the year ended October 31, 2015 to $789,370 for the year ended October 31, 2016. The increase was due to increases in the following categories: salaries of $62,536, bad debt expense of $44,952, credit card processing fees of $8,689 and decreases in the following categories: property taxes of $8,416, utilities of $3,603, tradeshow costs of $11,171, and other costs of $25,459.

Professional fees

Professional fees for the year ended October 31, 2016 decreased $11,074, from $234,027 for the year ended October 31, 2015 to $222,953 for the year ended October 31, 2016. Professional fees consist of software development costs and consulting fees. The decrease was due to decreased spending on software development during the year ended October 31, 2016 because of the winding down of the rollout of new websites that began during the year ending October 31, 2015.

Other income and expense

Interest expense increased $26,523, from $69,238 for the year ended October 31, 2015 to $95,761 for the year ended October 31, 2016 due to higher levels of borrowing during the year ended October 31, 2016. Gain on sale of intangible property decreased $60,100, from $60,100 for the year ended October 31, 2015 to zero for the year ended October 31, 2016, due to the one-time gain realized during the year ended October 31, 2015 on the sale of a website that the Company developed. Amortization of note discount increased $82,065 from $0 for the year ended October 31, 2015 to $82,065 for the year ended October 31, 2016 due to the amortization of original issued discounts associated with borrowings made during the year ended October 31, 2016.

Net income or loss

Net loss for the year increased $385,189, from $181,594 for the year ended October 31, 2015 to $566,783 for the year ended October 31, 2016 primarily due to higher interest expenses of $26,523 and increased general and administrative costs of $144,047 and decreased gross margin of $83,292, offset by the reduction in gain on sale of intangible property of $60,100.

Plan of Operations

The Company is currently comprised of two divisions, (1) an online aggregator of eLearning, standards, and codes for professional industries (Brown) and (2) a developer of Transferrin Doxorubicin, a conjugate of Transferrin Glycoproteins and Doxorubicin for the treatment of cancer (ProBility). The management team will manage both divisions concurrently with the intent of maximizing overall shareholder value. The Company is considering adding additional divisions in different industries to grow into a global conglomerate as discussed below.

Moving forward the Company intends to grow the Company into one of the leading eLearning companies through both organic growth and strategic acquisitions. Organic growth is expected through efforts of:

•	increasing the online footprint,
•	increasing eLearning offerings,
•	improving efficiencies in staffing, process, inventory management and margins,
•	publishing original content, and
•	private labeling additional content.

Management is currently pursuing acquisitions, strategic partnerships, new dedicated synergistic web site launches, new titles and content, new training opportunities and new online services. Management is also actively seeking a financial partner to continue the development of Transferrin Doxorubicin.

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

Liquidity and Capital Resources

The Company had total assets of $1,028,028 as of October 31, 2016, including $637,443 of current assets, including $238,608 of intangible assets, net, relating to the fair market value of the Faulk Assets (as defined and described in Note 5 to the audited financial statements included in “Item 8. Financial Statements and Supplementary Data”), and $45,967 relating to an investment in an urgent care facility (described below). The Company has previously made an investment in an urgent care center located in Houston, Texas. The investment in the urgent care center is a passive investment. The urgent care center is managed by the CEO and CFO of the Company, who collectively own 6% of the equity of the urgent care center. The Company owns 5% of the equity in the urgent care center, and accordingly, does not consolidate the results of the urgent care center. The Company recognizes its share of net profit and losses from this investment, which are not expected to have a material impact on the Company’s results of operations.

The Company had total liabilities of $2,257,352 as of October 31, 2016, which included $1,818,607 of current liabilities. Included in current liabilities was $271,704 owed to related parties and $500,848 owed in notes payable, net. The amount owed to related parties consists of costs for the reimbursements for the purchase of inventory that were paid for with the personal credit cards of one of the shareholders. Notes payable are discussed in greater detail in our financial statements, including hereunder under “Item 8. Financial Statements and Supplementary Data”.

The Company has negative working capital of $1,181,164 as of October 31, 2016 and had net cash used in operations of $ 217,325 for the year ended October 31, 2016.

The Company has funded operations through short term credit card debt and advances against future credit card receipts. During the year ended October 31, 2016, the Company raised approximately $300,000 from the private placement of convertible notes and notes payable. During the three months ended January 31, 2017, the Company raised $401,500 from the private placement of convertible notes and equity. We plan to raise additional capital by the end of calendar year 2017 to fund ongoing operations and planned acquisitions. We intend to fund acquisitions primarily through the sale of our common stock and other convertible securities.

Cash flows

The Company had $217,325 of net cash used in operating activities for the year ended October 31, 2016, which mainly included net loss of $566,783 and a decrease in accounts payable of $81,717, offset by $34,421 of increase in accounts receivable and an increase in merchandise inventory of $22,658.

The Company had $87,835 of net cash used in investing activities for the year ended October 31, 2016, which was due to the use of funds to purchase the remainder of Brown Book Shop, Inc., for $50,000 in cash, $45,967 relating to an investment in an urgent care facility, website development costs of $32,956 and $41,088 representing the net cash on hand of ProBility at the time of the merger.

The Company had $299,528 of net cash provided by financing activities for the year ended October 31, 2016, which was mainly due to $1,358,031 of proceeds from the sales of notes payable offset by $1,129,639 of repayments of notes payable.

Working Capital

	As of October 31,		Increase
	2016	2015	(Decrease)
Current assets	$637,443	$630,948	$6,495
Current liabilities	1,818,607	601,684	1,216,923
Working capital (deficit)	$(1,181,164)	$29,264	$(1,210,428)

Notes Payable

The Company had the following notes payable outstanding as of October 31, 2016:

Balance as of October 31, 2016
Note payable dated September 9, 2016, bearing interest at 14.9% per annum, due September 9, 2017	$49,799
Note payable dated May 14, 2015 bearing interest at 18% per annum, due October 2017, guaranteed by the officers of the Company	100,496
Notes payable dated May 19, 2015, bearing interest at 33% per annum, due May 19, 2016, and guaranteed by the officers of the Company. The Company refinanced the note payable on November 12, 2015 and again on June 14, 2016 to provide additional funding and extend the maturity date to September 14, 2017. The effective interest rate is 35.6% per annum.	241,770
Note payable dated October 23, 2014, bearing interest at 10% per annum and due in August 2017, and guaranteed by the officers of the Company. The Company recorded a debt discount of $17,100 at inception and has amortized $7,002 for the year ended October 31, 2016. As of October 31, 2016, $10,098 remains unamortized. The effective interest rate is 12.5%.	131,960
Note payable dated March 16, 2015, bearing interest at 9% per annum, due June 30, 2017.	51,000
Total notes payable	575,025
Less: original issue discount	(156,240)
Add: amortization of original issue discount	82,063
Notes payable, net	$500,848

Convertible Notes Payable, net

On August 31, 2016, the Company sold a convertible promissory in the amount of $50,000 to an investor. The note bears interest at 10% per annum and may be converted into the common stock of the Company upon the completion of a capital raise of $500,000 by December 31, 2016 (a “Qualified Raise”). The note may be converted into common stock at 75% of the price of the capital raised in the Qualified Raise. The note is due on April 30, 2017.

On October 14, 2016, the Company sold two convertible promissory notes totaling $37,000 to two investors in a private transaction. The notes bear interest at 10% per annum and may be converted into the common stock of the Company upon the completion of a Qualified Raise. The notes may be converted into common stock at 75% of the price of the capital raised in the Qualified Raise. On December 31, 2016 the notes were converted into 302,320 shares of the Company’s common stock.

On November 1, 2016, the Company sold a convertible promissory in the amount of $50,000 to an investor in a private transaction. The note bears interest at 10% per annum and may be converted into the common stock of the Company upon the completion of a Qualified Raise. The note may be converted into common stock at 75% of the price of the capital raised in the Qualified Raise. On December 31, 2016 the note was converted into 406,688 shares of the Company’s common stock.

Equity

On November 22, 2016, the Company sold 566,666 shares of restricted common stock for gross proceeds of $85,000.

On December 23, 2016, the Company sold 333,334 shares of restricted stock to the Vice Chairman of the Board of Directors, Richard Corbin, for gross proceeds of $50,000.

In December 2016 and January 2017, the Company sold an aggregate of 1,256,667 shares of restricted stock to ten investors for gross proceeds of $188,500.

On January 30, 2017, the Company sold 53,333 shares of restricted stock for gross proceeds of $8,000.

On January 30, 2017, the Company borrowed $70,000 from the Vice Chairman of the Board, Richard Corbin. The loan is due on February 10, 2017  , at which time the Company will repay the loan and $1,000 of interest. On February 10, 2017, the Company repaid $25,000 of this note and extended the due date for the balance of $46,000, including interest, for an additional ten days in exchange for an additional $1,000 in interest.

On February 10, 2017, the Company sold 166,666 shares of restricted common stock for gross proceeds to $25,000. These shares have not been issued.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

Probility Media Corporation

(formerly Panther Biotechnology, Inc.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Probility Media Corporation

(formerly Panther Biotechnology, Inc.)

We have audited the accompanying consolidated balance sheets of Probility Media Corporation (formerly Panther Biotechnology, Inc.) (the “Company”) as of October 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years in the two-year period ended October 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Probility Media Corporation (formerly Panther Biotechnology, Inc.) as of October 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Probility Media Corporation (formerly Panther Biotechnology, Inc.) will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Probility Media Corporation (formerly Panther Biotechnology, Inc.) has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates, Ltd., LLP

LBB & Associates, Ltd., LLP

www.lbbcpa.com
Houston, Texas
February 13, 2017

Probility Media Corporation

(formerly Panther Biotechnology, Inc.)

Consolidated Balance Sheets

	October 31, 2016	October 31, 2015
ASSETS
Current Assets
Cash	$68,369	$74,001
Accounts receivable, net	54,279	64,810
Merchandise inventories, net	514,795	492,137
Total current assets	637,443	630,948

Intangible assets net	238,608	–
Property and equipment net	98,510	68,674
Security deposit	7,500	7,500
Investment in equity interest at cost	45,967	–

Total Assets	$1,028,028	$707,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Current maturities of long-term debt	$26,311	$15,628
Accounts payable and accrued liabilities	310,459	341,506
Accounts payable – related parties	20,112	–
Accrued expense – related party	271,704	45,330
Stock payable	33,668	–
Stock payable – related parties	84,562	–
Convertible note payable, net	352,000	–
Notes payable	500,848	199,220
Derivative liability	218,943	–
Total current liabilities	1,818,607	601,684

Long-term liabilities:
Long-term debt	343,745	152,493
Shareholder advance	88,000	500
Other liabilities	7,000	7,000
Total long-term liabilities	438,745	159,993
Total liabilities	2,257,352	761,677

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized; 39,784,717 and 23,582,766 shares issued and outstanding as of October 31, 2016 and 2015, respectively	39,785	23,583
Additional paid-in capital	(498,623)	18,417
Accumulated deficit	(770,486)	(203,703)
Total ProBility stockholders’ deficit	(1,229,324)	(161,703)
Non-controlling interest	–	107,148
Total stockholders’ equity (deficit)	(1,229,324)	(54,555)

Total Liabilities and Stockholders’ Deficit	$1,028,028	$707,122

The accompanying notes are an integral part of these consolidated financial statements.

Probility Media Corporation

(formerly Panther Biotechnology, Inc.)

Consolidated Statements of Operations

For the Years Ended October 31, 2016 and 2015

	October 31, 2016	October 31, 2015
Net sales	$3,089,974	$2,137,858
Cost of sales	2,452,633	1,417,225
Gross profit	637,341	720,633

Operating expenses:
General and administrative expenses	789,370	645,323
Professional fees	222,953	234,027
Depreciation and amortization expense	13,975	13,739
Total operating expenses	1,026,298	893,089

Operating Loss	(388,957)	(172,456)

Other income (expense):
Gain on sale of intangible property	–	60,100
Discount amortization	(82,065)	–
Interest expense, net	(95,761)	(69,238)
Total other expenses	(177,826)	(9,138)

Income (loss) before income taxes	(566,783)	(181,594)
Income tax expense (benefit)	–	–
Net loss	(566,783)	(181,594)
Net loss attributable to non-controlling interests	–	83,696

Net loss attributable to ProBility	$(566,783)	$(97,898)

Net loss per common share, basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	24,493,835	23,582,766

The accompanying notes are an integral part of these consolidated financial statements.

Probility Media Corporation

(formerly Panther Biotechnology, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended October 31, 2016 and 2015

	Preferred Stock		Common Stock		Paid-in	Accumulated	Non-controlling	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance at October 31, 2014	–	–	23,582,766	23,583	18,417	(105,805)	190,844	127,039

Net loss	–	–	–	–	–	(97,898)	(83,696)	(181,594)

Balance at October 31, 2015		–	23,582,766	23,583	18,417	(203,703)	107,148	(54,555)

Issuance of shares for compensation	–	–	7,238,096	7,238	114,796	–	–	122,034

Vesting of share-based compensation	–	–	–	–	9,710	–	–	9,710

Issuance of shares for cancellation of a warrant	–	–	1,179,138	1,179	(1,179)	–	–	–

Purchase of non-controlling interest	–	–	–	–	(151,822)	–	(107,148)	(258,970)

Recapitalization	–	–	7,784,717	7,785	(488,545)	–	–	(480,760)

Net Loss			–	–	–	(566,783)	–	(566,783)

Balance at October 31, 2016	–	$–	39,784,717	$39,785	$(498,623)	$(770,486)	$–	(1,229,324)

The accompanying notes are an integral part of these consolidated financial statements.

Probility Media Corporation

(formerly Panther Biotechnology, Inc.)

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2016 and 2015

	October 31, 2016	October 31, 2015
Cash Flows from Operating Activities:
Net loss	$(566,783)	$(181,594)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	3,119	13,739
Bad debt expense	44,952	–
Amortization of debt discount	82,065	–
Stock-based compensation	131,744	–
Changes in operating assets and liabilities:
Accounts Receivable	(34,421)	(12,967)
Merchant Inventory	(22,658)	(44,964)
Accounts payable and accrued liabilities	(81,717)	241,415
Accrued expenses – related party	226,374	(56,398)
Net cash used in operating activities	(217,325)	(40,769)

Cash Flows from Investing Activities:
Acquisition of noncontrolling interest	(50,000)	–
Website development costs	(32,956)	–
Purchase of an investment	(45,967)	–
Recapitalization	41,088	–
Net cash used in investing activities	(87,835)	–

Cash Flows from Financing Activities:
Proceeds from notes payable	1,358,031	1,677,335
Proceeds from issuance of convertible note payable	87,000	–
Repayments of notes payable	(1,129,639)	(1,573,226)
Repayment on convertible note payable	(15,864)	(12,891)
Net cash provided by financing activities	299,528	91,218

Net change in cash	(5,632)	50,449
Cash at beginning of year	74,001	23,552
Cash at end of year	$68,369	$74,001

Supplemental Cash Flow Disclosure:
Interest paid	$90,000	$47,764
Taxes paid	$–	$–

Note payable issued for noncontrolling interest	$208,970	$–

The accompanying notes are an integral part of these consolidated financial statements.

Probility Media Corporation

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

Probility Media Corporation (formerly Panther Biotechnology, Inc.) (the “Company”) was incorporated in the State of Nevada on July 11, 2011. The Company was originally incorporated as New Era Filing Services Inc., changed its name to NEF Enterprises, Inc. on October 4, 2011, changed its name to Panther Biotechnology, Inc. on October 29, 2014 and Probility Media Corporation on February 1, 2017. The Company incorporated a wholly-owned subsidiary, PubCo Reporting Services, Inc., formerly known as New Era Filing Services, Inc., in Florida on November 20, 2012. Effective June 1, 2015, the Company sold Pubco Reporting Services, Inc. to its then management.

On October 31, 2016 (the “Closing Date”), we consummated the transactions contemplated by a Share Exchange Agreement (the “Exchange Agreement” or the “Business Combination”), by and between the Company and Brown Technical Media Corporation (“Brown”). In connection with the closing of the Exchange, we issued 32,000,000 restricted shares of our common stock, to the shareholders of Brown, which included Evan M. Levine, our Chief Executive Officer and director (6,600,000 shares of common stock beneficially owned by Mr. Levine, when including minor children and affiliates, who received shares in the Exchange), Noah I. Davis, our President and Chief Operating Officer (7,175,522 shares of common stock beneficially owned by Mr. Davis), and Steven M. Plumb, our Chief Financial Officer (11,469,785 shares of common stock beneficially owned by Mr. Plumb, when including shares held by his minor children and affiliates, who received shares in the Exchange) in consideration for 100% of the outstanding capital stock of Brown, and Brown became our wholly-owned subsidiary. This transaction will be accounted for as a reverse merger with Brown as the surviving entity. The assets of the Company that existed prior to the transaction will be recorded at their historical value as of the closing of the transaction and will be added to the historical cost basis of the assets of Brown.

Brown Technical Media Corp. (“Brown”) was incorporated on January 21, 2014 and is a provider of codes, standards, training materials and related materials in print and electronically to small, medium and large businesses, government, and non-profit organizations in the United States.

Brown acquired a 51% interest on January 31, 2014 in Brown Book Shop, Inc., (“Brown Books”) a Texas corporation that was formed as Brown Book Shop, a sole-proprietorship, in 1946, and on June 8, 1976 was incorporated in Texas as Brown Book Shop, Inc. The Company operates a bookstore in Houston, Texas, as well as operate an e-commerce website www.browntechnical.org. On October 31, 2016, Brown acquired the remaining 49% of Brown Books.

On August 6, 2014, Brown formed Pink Professionals, LLC (“Pink”) to develop and market social networking software aimed at female managers and professionals in certain targeted professions, such as Oil and Gas, Finance and Information Technology. At the time of formation, Brown owned 75% of the membership units of Pink. On October 31, 2014, Brown sold the rights to the use of the software in the Oil and Gas industry to the 25% owner of Pink in exchange for cash consideration and the cancelation of such 25% owner’s membership units. Accordingly, Brown now owns 100% of the equity in Pink.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its majority owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Business Combinations

The Company accounts for all business combinations using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The Company may utilize third-party valuation specialists to assist the Company in the allocation. Initial purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.

Cash

Cash and cash equivalents include short-term investments with original maturities of 90 days or less. The recorded value of our cash and cash equivalents approximates their fair value.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the overall quality of the receivable portfolio along with specifically-identified customer risks.

Merchandise Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using a weighted-average cost method. Price protection is recorded when earned as a reduction to the cost of inventory. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has no allowance as of October 31, 2016 and 2015.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. The Company calculates depreciation expense using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their useful lives or the initial lease term. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The estimated useful lives of property and equipment are as follows:

Classification	Estimated Useful Lives
Equipment	5 to 7 years
Leasehold improvements	4 to 5 years
Furniture and fixtures	4 to 7 years

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fair Value Measurements

Fair value is defined under GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established for valuation inputs to prioritize the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – observable inputs such as quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

Revenue Recognition

The Company records revenue from sales transactions when title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, shipment has occurred and/or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. The Company’s shipping terms typically specify F.O.B. origination, at which time title and risk of loss have passed to the customer.

The Company leverages drop-shipment arrangements with many of its vendors and suppliers to deliver products to its customers without having to physically hold the inventory at its warehouses, thereby increasing efficiency and reducing costs. The Company recognizes revenue for drop-shipment arrangements upon shipment to the customer with contract terms that typically specify F.O.B. shipping point.

The Company records freight billed to its customers as revenue and the related freight costs as a cost of sales.

Sales Taxes

The State of Texas imposes a sales tax on the Company’s sales to nonexempt customers. The Company collects that sales tax from customers and remits the entire amount to the State. The Company’s accounting policy is to exclude the tax collected and remitted to the State from revenue and cost of revenues.

Leases

All leases are reviewed for capital or operating classification at their inception under the guidance of Accounting Standards Codification Topic 840, “Leases” (“ASC 840”). We use our incremental borrowing rate in the assessment of lease classification, and define initial lease term to include the construction build-out period, but to exclude lease extension period(s). We conduct operations primarily under operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as defined above, on a straight-line basis over the term of the lease and record the difference between the rents paid and the straight-line rent as a deferred rent liability.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Advertising Costs

We expense advertising costs as incurred and recorded $199,055 and $156,547 during the years ended October 31, 2016 and 2015, respectively.

Income Taxes

Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the Financial Statements using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company performs an evaluation of the realizability of deferred tax assets on a quarterly basis. This evaluation requires management to make use of estimates and assumptions and considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies.

The Company accounts for unrecognized tax benefits based upon its assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company reports a liability for unrecognized tax benefits resulting from unrecognized tax benefits taken or expected to be taken in a tax return and recognizes interest and penalties, if any, related to its unrecognized tax benefits in income tax expense.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairment of intangible assets was identified for the year ended October 31, 2016 and 2015.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset should no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value.

Investments in Equity Interest

The Company reviews its investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment. The determination of fair value of the investment involves considering factors such as current economic and market conditions, the operating performance of the companies including current earnings trends and forecasted cash flows, and other company and industry specific information.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Share-based Expenses

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Fair Value of Financial Instruments

The Company believes that the fair value of its financial instruments comprising cash, accounts payable, and convertible notes approximate their carrying amounts. As of October 31, 2016 and 2015, the Company had no Level 1 or Level 2 financial assets or liabilities, and Level 3 financial liabilities consisted of the Company’s derivative liability.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The following table presents the fair value measurement information for the Company as of October 31, 2016:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$218,943	$–	$–	$218,943

The following table presents the fair value measurement information for the Company as of October 31, 2015:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$–	$–	$–	$–

Loss per Share

Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the years ended October 31, 2016 and 2015, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be antidilutive. For the year ended October 31, 2016, the Company had 33,000 common stock warrants outstanding that were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive.

Recent Accounting Pronouncements

Balance Sheet Classification of Deferred Taxes

In November 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, simplifying the balance sheet classification of deferred taxes by requiring all deferred taxes, along with any related valuation allowance, to be presented as noncurrent. This ASU is effective for the Company beginning in the first quarter of 2017, allows for early adoption and may be applied either prospectively or retrospectively. This ASU is not expected to have a material impact on the Company’s Financial Statements.

Accounting for Measurement Period Adjustments in a Business Combination

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, eliminating the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This ASU is effective for the Company beginning in the first quarter of 2016, allows for early adoption and must be applied prospectively to adjustments to provisional amounts occurring after the effective date. This ASU is not expected to have a material impact on the Company’s Financial Statements.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, amending the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value instead of the lower of cost or market value. This ASU is effective for the Company beginning in the first quarter of 2017, allows for early adoption and must be applied prospectively after the date of adoption. This ASU is not expected to have a material impact on the Company’s Financial Statements.

Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, amending the presentation of debt issuance costs by requiring deferred financing costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for deferred financing costs are not affected by the amendments in this ASU. This ASU is effective for the Company beginning in the first quarter of 2016, allows for early adoption permitted and requires retrospective application to all prior periods. This ASU is not expected to have a material impact on the Company’s Financial Statements.

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update), clarifying the SEC’s views on the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The ASU allows for an entity to defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements. This ASU is effective upon issuance and the Company adopted it in the third quarter of 2015. This ASU is not expected to have a material impact on the Company’s Financial Statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), replacing most existing revenue recognition guidance under GAAP and eliminating industry specific guidance. The core principal of the new guidance is that an entity should recognize revenue for the transfer of goods and services equal to an amount it expects to be entitled to receive for those goods and services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date by one year. This ASU will be effective for the Company beginning in the first quarter of 2018, allows for early adoption in the first quarter of 2017 and may be applied using either a full retrospective approach or a modified retrospective approach. This ASU is not expected to have a material impact on the Company’s Financial Statements.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a cumulative net loss since inception of $770,486, negative working capital of $1,181,164 and has required additional capital raises and credit card advances to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment

Property and equipment consists of the following:

	October 31,
	2016	2015
Equipment	$68,182	$68,182
Web sites	32,956	–
Leasehold improvements	19,002	19,002
Office equipment	5,533	5,533
Property and equipment	125,673	92,717
Less: accumulated depreciation	(27,163)	(24,043)
Property and equipment, net	$98,510	$68,674

Depreciation expense for the years ended October 31, 2016 and 2015, is $3,119 and $13,739, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 5 – COMMITMENTS AND CONTINGENCIES (CONT’D)

According to the agreement, the Company must reach the following milestones to maintain the licenses:

a)	Raise funds of at least $3 million by January 26, 2016 (the Company plans to request an extension from Northwestern but there is no guarantee that such extension will be granted);
b)	Initiate good laboratory practices in preclinical studies with a Licensed Product within 18 months of the closing date;
c)	File an Investigational new drug application within 4 years of the closing date;
d)	First dosing of a patient in a phase I clinical trial for a Licensed Product within 5 years of the closing date;
e)	First dosing of a patient in a phase II clinical trial for a Licensed Product within 6 years of the closing date;
f)	First dosing of a patient in a phase III clinical trial for a Licensed Product within eight years of the closing date;
g)	Submit a new drug application for a Licensed Product within 10 years of the closing date; and
h)	Complete and submit to Northwestern a business plan for commercialization of a Licensed Product within 1 year of submission of a new drug application (“NDA”) for such Licensed Product.

In consideration of the license granted by Northwestern, the Company shall pay to Northwestern the following:

a)	A non-creditable, non-refundable licensing fee of $24,000 within 30 days of the closing date. The license fee was paid during the year ended October 31, 2014 and recorded as a license deposit. On January 26, 2015, the license deposit was capitalized as part of the intangible license purchase upon closing of the transaction.

b)	In partial consideration of the grant of the exclusive rights and license to the assigned patent rights and non-exclusive license to the know-how of Northwestern, the Company agreed to issue Northwestern a number of shares of its common stock that will represent 2% of the total outstanding shares of the Company and, in consideration of Dr. Sui Huang’s role as co-founder and in anticipation of entering into a research agreement with Northwestern to support research in Dr. Sui Huang’s laboratory, the Company will issue to Dr. Sui Huang a number of shares of common stock that will represent 2% of the total outstanding shares of the Company; The fair value of the 186,282 common shares, based on the January 26, 2015 closing stock price of $2.01, was $374,427. The Company recorded an intangible license asset in the amount of $187,214 for the shares owed to Northwestern and recorded share-based compensation of $187,213 for the shares owed to Dr. Sui Huang. On September 12, 2015, one of the Company’s shareholders, and former Chairman of the Board, transferred 186,282 common shares of his own on behalf of the Company to satisfy the required issuance of the 4% of the Company’s outstanding shares to be issued as described above.

c)	The Company shall pay to Northwestern a non-creditable, non-refundable annual maintenance fee on each anniversary of the closing date according to the following schedule until the Company receives regulatory approval from the Federal Drug Administration (or foreign equivalent) (“Regulatory Approval”) of the first Licensed Product(s):

Time Periods	Amount
1st anniversary	0
2nd-4th anniversaries	$7,000
5th and 6th anniversaries	$25,000
7th anniversary and each year thereafter	$50,000

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 5 – COMMITMENTS AND CONTINGENCIES (CONT’D)

In the first full calendar year following Regulatory Approval, Northwestern shall credit 1/12 of the annual maintenance fee paid by the Company against the minimal royalty payments (see item (e) below) due for each full month remaining between January 1 of that year and the anniversary of the closing date.

d)	The following non-creditable and non-refundable milestone payments upon the achievement of particular milestones in the development of Licensed Products (none of which have occurred as of October 31, 2016 and through the date of this filing):

(1)	$25,000 upon filing of Investigational new drug application for a Licensed Product;
(2)	$50,000 upon dosing first patient in Phase I trial (or foreign equivalent) for a Licensed Product;
(3)	$100,000 upon dosing first patient in Phase II trial (or foreign equivalent) for a Licensed Product;
(4)	$250,000 upon dosing first patient in Phase III trial (or foreign equivalent) for a Licensed Product; and
(5)	$1,500,000 upon Regulatory Approval of a Licensed Product.

e)	Beginning in the first full calendar year after Regulatory Approval of a Licensed Product in the United States, Canada, Japan, France, Germany, United Kingdom, Australia, or Italy, or the year 2025, whichever comes first, the Company shall pay to Northwestern minimum royalty payments of $200,000 per year, on a quarterly basis.

f)	The Company will reimburse Northwestern’s out of pocket patent expenses totaling approximately $25,000 as of November 18, 2014. All future patent costs for the preparation, filing, prosecution, and maintenance of the Patent rights, shall be borne by the Company. Payment of out of pocket patent expenses will be deferred until the earlier of a) the date the Company closes on its first round of financing after the closing date or b) one year from the closing date. None of these events have occurred as of October 31, 2016 and through the date of this filing and the $25,000 reimbursement remains in deferral.

g)	A running royalty of (a) 5% of net sales of Licensed Products if such Licensed Product is covered by patent rights in the country where such Licensed Product is manufactured or sold and (b) 2% of net sales of Licensed Products in all other countries. In the event that Licensee enters into other license agreements) with third parties with respect to intellectual property which in the Company’s opinion is legally required for the manufacture, use or sale of Licensed Product(s), the Company October offset amounts paid to such third parties against earned royalties due Northwestern hereunder, by reducing Licensee’s obligation to Northwestern by 0.25% for each 1% of royalty rate payable to third parties; provided, however, that in no event will the royalty rate otherwise due to Northwestern be less than 2.5%;

h)	In addition to the running royalties described above, 15% of any payments, including, but not limited to, sublicense issue fees or milestones received from sub licensees as consideration for Patent Rights or Licensed Products prior to filing of an NDA; 5% after filing an NDA;

i)	In the event of a corporate partnership for the development and/or commercialization of a Licensed Product, 10% of any payments received from such corporate partner as consideration for patent rights or Licensed Products. Payments received by the Company for equity and payments allocated solely for research are excluded;

j)	The Company subject to certain payments if the Company issues sublicenses, permit assignments on the agreement, or in the event of a corporate partnership for the development and /or commercialization of a licensed product; and

k)	In the event of a permitted assignment of the agreement, 10% of any payments received from such assignee as consideration for patent rights or Licensed Products.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 5 – COMMITMENTS AND CONTINGENCIES (CONT’D)

The agreement will continue in effect, on a country-by country basis, until the expiration of the last to expire of patent rights.

The Northwestern License required that the Company raise $3,000,000 dollars prior to the one year anniversary of the agreement on January 26, 2016. The Company did not raise the requisite amount of capital and is in default on the license agreement. Although the Company has not received a notice of default from Northwestern regarding the default, the Company recognized an impairment charge of $198,820 related to the Northwestern License, which represents the net book value of the intangible asset prior to the Brown Transaction. On December 16, 2016 the Company and Northwestern mutually agreed to terminate the license. In conjunction with the termination, Northwestern agreed to waive the payment of any outstanding license and milestone payments.

License Agreement with University of Rochester

On April 16, 2015, the Company entered into an exclusive patent license agreement with University of Rochester (“Rochester”). Rochester granted the Company a worldwide exclusive, royalty-bearing license, with the right to sublicense, for patents and technology related to the treatment of diabetes (the “Patent Products”). According to the agreement, the Company will reimburse Rochester for all mutually agreed fees and costs relating to the filing, prosecution, and maintenance of patent applications, including without limitation, interferences, oppositions, and reexaminations, and the maintenance and defense of patents in patent rights, including fees and cost incurred on, and after the closing date of the agreement.

As partial consideration for the rights conveyed by Rochester under this agreement, the Company agreed to issue 25,437 shares of the Company’s common stock to Rochester as a one-time, non-refundable, non-creditable license issue fee valued at $200,000 based upon the average price per share during the week preceding the closing date, which was $7.86. Rochester could not transfer the shares before August 30, 2016. The Company capitalized the $200,000 as an intangible license asset on the consolidated balance sheet.

In addition to the above license fee, for the term of the agreement on an annual basis measured from the closing date of the agreement, the Company will pay at the beginning of the following year a non-refundable minimum annual maintenance fee of $15,000 in cash  or Company stock each year prior to the onset of clinical trials. The Company has not made this payment and is in default on the agreement. Rochester will waive the pre-clinical trial annual maintenance fee if the Company spends at least $200,000 annually on the drug development that would impinge the patent rights conveyed. After onset of clinical trials, the Company will pay a non-refundable minimum annual maintenance fee of $25,000 in cash or Company stock each year or part of year until the first product is commercialized and sales royalty payments begin. Annual maintenance fees paid in cash will be credited against the costs of maintaining the Patent Rights for that year.

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 5 – COMMITMENTS AND CONTINGENCIES (CONT’D)

The Company agreed to pay Rochester the milestone payments per product as set forth below:

a)	If the Company sponsors Phase I, II and III clinical trials, the Company will pay $500,000 within 30 days of approval of any Patent Product; and
b)	If the Company sells a controlling interest in or sublicenses substantially all of the Patent Products before the initiation of Phase II clinical trial, the Company will pay:

1)	$200,000 within 30 days of initiation of Phase II clinical trial;
2)	$200,000 within 30 days of initiation of Phase III clinical trial; and
3)	$300,000 within 30 days of approval of a Patent Product,

As of October 31, 2016, and through the date of this filing, none of the milestones noted above for Rochester have been met.

The term of this Agreement will commence on the closing date and will end upon the latest of (i) expiration of the last-to-expire valid claim of the Patent Products; or (ii) the 10 year anniversary of commercial launch of any Patent Product.

The University of Rochester License required that the Company spend $200,000 annually on drug development or pay an annual maintenance fee of $15,000 in cash or an equivalent number of the Company’s common stock. The Company has defaulted on these requirements. Although the Company has not received a notice of default from Rochester regarding the default, the Company recognized an impairment charge of $191,667 related to the Rochester License, which represents the net book value of the intangible license, prior to the Brown Transaction.

Faulk Pharmaceuticals

On July 14, 2015, the Company closed on an asset acquisition agreement with Faulk Pharmaceuticals, Inc. (“Faulk”). The assets include 23 granted patents owned by Faulk, related to the treatment of cancer, virus infections, and treatment of parasitic infections. (“Faulk Assets”)

The Company issued 50,000 shares of restricted common stock, with a fair market value of $274,000 based on our then closing stock price of $5.48. The shares may be sold by Faulk, assigned or transferred in accordance with securities laws and vest monthly over the following schedule:

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 5 – COMMITMENTS AND CONTINGENCIES (CONT’D)

Officer Compensation

In November 2015, the board of directors authorized compensation for Mr. Levine, the Chief Executive Officer of the Company, as follows:

•	A $25,000 lump sum payment;
•	2016 salary established at $15,000 per month commencing January 15, 2016;
•	Healthcare reimbursement of $1,000 per month; and
•	2016 bonus, if warranted, will be determined at the discretion of the compensation committee of the Board of Directors and paid in a lump sum in November or December 2016.

In April 2016, the Company retained Steven M. Plumb, CPA as Chief Financial Officer, through a contract with his consulting firm, Clear Financial Solutions, Inc. (“Clear Financial”). Clear Financial is paid $6,000 per month for Mr. Plumb’s services. In February 2014, Brown entered into consulting agreements with Mr. Davis and Mr. Plumb. The agreements were modified on May 1, 2016 such that Mr. Davis, the President and Chief Operating Officer is paid $11,000 per month by Brown and Mr. Plumb, the Chief Financial Officer, is paid $4,500 per month by Brown. The contracts expire on December 19, 2017. The Brown employment agreements were not assumed by the Company as part of the Business Combination and will remain with Brown. In addition, the Panther agreements with Mr. Levine and Mr. Plumb remain in effect. In addition, Mr. Plumb was awarded a stock grant for 180,000 shares of the Company’s common stock, vesting equally over 36 months. In November 2016, the Company accelerates the vesting of Mr. Plumb’s stock grant and the entire stock grant of 180,000 shares were issued to Mr. Plumb.

During the year ended October 31, 2016, Mr. Levine, Mr. Davis, and Mr. Plumb were paid $204,000, $128,000 and $88,000, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of October 31, 2016 and 2015:

	October 31, 2016	October 31, 2015
Faulk Patents	$274,000	$–
Accumulated amortization and impairment	(35,392)	–
Intangible assets, net	$238,608	$–

NOTE 7 – RELATED PARTY TRANSACTIONS

As of October 31, 2016 and 2015, total advances from certain officers, directors and shareholders of the Company were $87,500 and $0, respectively, which was used for payment of general operating expenses. The related parties advances have no conversion provisions into equity, have no paperwork associated with them and do not incur interest.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 7 – RELATED PARTY TRANSACTIONS (CONT’D)

On August 31, 2016, the Company issued 1,238,096 shares of its common stock to an employee as compensation valued at $20,874.

On September 30, 2016, the Company issued 6,000,000 shares of its common stock to the CEO of Panther (prior to the Brown Transaction) as compensation valued at $101,160.

During the year ended October 31, 2016, the Company recognized $9,710 in share based compensation related to the stock grants made to the chief financial officer.

Accounts payable – related party reflects amounts due to our CEO and CFO of $20,112 as of October 31, 2016.

Stock payable – related party reflects stock compensation earned for which the shares had not been issued to officers and directors of $84,562 and $0 at October 31, 2016 and 2015, respectively.

In November 30, 2014, a shareholder of the Company advanced $500 to Pink Professionals, LLC, a wholly-owned subsidiary of the Company. The advance is interest free and due upon demand.

The Company uses credit cards of related parties to pay for certain operational expenses. The Company has agreed to pay the credit card balances, including related interest. As of October 31, 2016 and 2015, the Company has an outstanding balance of $271,704 and $45,330, respectively, on these credit cards.

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following unsecured notes:

	October 31,
	2016	2015
Note payable dated September 9, 2016, bearing interest at 14.9% per annum, due September 9, 2017	$49,799	4,415
Note payable dated May 14, 2015 bearing interest at 18% per annum, due October 2017, guaranteed by the officers of the Company	100,496	100,473
Notes payable dated May 19, 2015, bearing interest at 33% per annum, due May 19, 2016, and guaranteed by the officers of the Company. The Company refinanced the note payable on November 12, 2015 and again on June 14, 2016 to provide additional funding and extend the maturity date to September 14, 2017. The effective interest rate is 35.6% per annum.	241,770	43,332
Note payable dated October 23, 2014, bearing interest at 10% per annum and due in August 2017.	131,960	–
Note payable dated March 16, 2015 bearing interest at 9%, due June 30, 2017	51,000	51,000
Total notes payable	575,025	199,220
Less original issue discount	(156,240)	–
Amortization of discount	82,063	–
Notes payable, net	$500,848	$199,220

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 8 – NOTES PAYABLE (CONT’D)

On March 16, 2015, the Company entered into a Note Agreement with an independent accredited investor relating to the sale of a promissory note and warrant. As a result, the Company issued a promissory note with a total principal balance of $51,000 and warrants to purchase 2,200,000 shares of common stock at an exercise price of $0.25 per share. The promissory note has a relative value of $48,891 and the warrants have a relative fair value of $2,109 at the date of issuance, determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.24%, (ii) estimated volatility of 1,006%, (iii) dividend yield of 0.00%, and (iv) an expected life of the warrants of 3 years. In September 2016, the warrant was cancelled in exchange for 1,179,138 shares of the Company’s common stock which were issued to the investor.

NOTE 9 – STOCK PAYABLE

As of October 31, 2016, the Company has 324,000 shares of its restricted common stock that were fully vested and have not been issued. The shares have a fair market value of $118,230 as of October 31, 2016, of which 300,000 shares valued at $84,562 is owned to related parties.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 10 – CONVERTIBLE NOTES PAYABLE

	October 31,	October 31,
Description	2016	2015
On August 20, 2015, the Company executed a convertible note payable in the original principal amount of $247,000 for net proceeds of $220,000, payable on March 31, 2018 bearing interest at 10% per annum. This note is convertible into the Company’s common stock at $7.50 per share unless the market capitalization of the Company falls below $15,000,000, at which point the conversion price will equal the market price of the Company’s common stock on the date of conversion. On October 29, 2015, the market capitalization of the Company fell below $15,000,000 and the variable conversion feature became permanent. The note is unsecured. See below.	$265,000	–

During the year ended October 31, 2016, the Company sold convertible promissory notes in aggregate amount of $87,000 to three investors. The notes bear interest at 10% per annum and may be converted into the common stock of the Company upon the completion of a capital raise of $500,000 by December 31, 2016 (a “Qualified Raise”). The note may be converted into common stock at 75% of the price of the capital raised in the Qualified Raise. The notes are due on April 30, 2017. On December 31, 2016, these notes were converted into 709,008 shares of the Company’s common stock.	87,000	$–

Total convertible notes payable, net	$352,000	$–

On October 11, 2016, the Company entered into a Settlement Agreement with Typenex Co-Investment, LLC (“Typenex”), whereby the Company and Typenex agreed to modify the terms of the Secured Convertible Promissory Note dated August 20, 2015 (the “Note”) between the Company and Typenex. Under the terms of the Settlement Agreement, the parties agreed that the Company will repay $265,000 plus accrued interest (the “Settlement Amount”) in fourteen payments. The first thirteen payments will be in the amount of $20,000 and the fourteenth payment will be in the amount of the unpaid balance of the Settlement Amount. The first payment was due and paid on October 21, 2016. Subsequent payments are due on the fifth day of each month thereafter. The Company will make the first thirteen payments as follows: (i) $10,000 in cash, and (ii) if elected by Typenex in its sole discretion, up to $10,000 in shares of Company’s common stock. The conversion price of the portion of the payment to be made in the Company’s common stock will be based upon the market price which shall mean 60% multiplied by the average of the three (3) lowest Closing Bid Prices in the ten (10) Trading Days immediately preceding the applicable payment date.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 11 – LONG TERM DEBT

Long term debt consists of unsecured notes payable to the former shareholders of the Company related to the acquisition of Brown Book Shop, Inc. The notes bear interest at 8% per annum and are due February 1, 2019, with monthly principal and interest payments totalling $4,629. The balance on the notes is $370,056 and $168,121 at October 31, 2016 and 2015, respectively.

On October 31, 2016, the Company acquired the noncontrolling interest in Brown Book Shop, Inc. in exchange for a cash payment of $50,000 and a long term note payable of $208,970 bearing interest at 8% per annum, due February 1, 2019, with monthly principal and interest payments of $2,244 and a final payment of $137,931 at maturity.

Years ending October 31,	Future Principal Payments
2017	$26,311
2018	24,587
2019	152,742
2020	16,204
2021	150,212
Thereafter
$370,056

The fair values approximate the related carrying values of the Company’s long-term debt, including current maturities.

NOTE 12 – DERIVATIVE LIABILITIES

On August 20, 2015, the Company issued a convertible note agreement with a variable conversion feature that gave rise to an embedded derivative instrument. The derivative feature has been valued using a binomial lattice-based option valuation model using holding period assumptions developed from the Company’s business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies. Increases or decreases in the Company’s share price, the volatility of the share price, changes in interest rates in general, and the passage of time will all impact the value of the derivative instrument. The Company re-values the derivative instrument at the end of each reporting period and any changes are reflected as changes in derivative liabilities in the consolidated statements of operations. The assumptions used are as follows:

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 12 – DERIVATIVE LIABILITIES (CONT’D)

	August 20, 2015	October 31, 2016
Market value of common stock on measurement date (1)	$5.20	$0.56
Adjusted conversion price (2)	$3.5108	$0.2304
Risk free interest rate (3)	0.74%	0.68%
Life of the note in years	2.477 years	1.726 years
Expected volatility (4)	259.60%	360.57%
Expected dividend yield (5)	–	–

(1)	The market value of common stock is based on closing market price as of initial valuation date.
(2)	The adjusted conversion price is calculated based on conversion terms described in the note agreement.
(3)	The risk-free interest rate was determined by management using the 2 year Treasury Bill as of the respective Offering or measurement date.
(4)	The volatility factor was estimated by management using the historical volatilities of the Company’s stock.
(5)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The valuation of the derivative liability was $218,943 on the date of the Brown transaction, October 31, 2016.

NOTE 13 – STOCKHOLDERS’ EQUITY

On August 31, 2016, the Company cancelled a warrant previously issued on March 16, 2015 to purchase 2,200,000 shares of common stock at an exercise price of $0.25 per share and issued to the warrant holder 1,179,138 shares of the Company’s common stock.

On August 31, 2016, the Company issued 1,238,096 shares of its common stock to an employee as compensation valued at $20,874.

On September 30, 2016, the Company issued 6,000,000 shares of its common stock to the CEO as compensation valued at $101,160.

In connection with the reverse merger, the Company issued 7,784,717 shares of its common stock and assumed net liabilities resulting in a reduction of stockholders’ equity of $480,760.

The Company recognized $9,710 in share based compensation expense during the year ended October 31, 2016 related to a stock grant made to the CFO of the Company.

NOTE 14 – LEASE COMMITMENTS

The Company is obligated under a long term lease for office space that generally provides for annual rent of $90,072 per year. The Company sub-leases a portion of this space to third parties and collects $49,800 per year on the sub leases.  For the years ended October 31, 2016 and 2015, net rent expense under these lease arrangements was $21,129 and $17,824, respectively.

On October 1, 2016, the Company entered into a lease extension on the office space that expires on September 30, 2019 and calls for annual rent of $90,072.

Future minimum lease payments under non-cancelable operating leases as of October 31, 2016 are as follows:

Years ending October 31,	Gross Lease Operating Commitments	Sublease Income	Net Minimum Lease Commitments
2017	$90,072	$51,468	$38,604
2018	90,072	51,468	38,604
2019	82,566	47,179	35,387
2020	–	–	–
2021	–	–	–
Total future minimum lease payments	$262,710	$150,115	$112,595

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 15 – INCOME TAXES

We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the years ending October 31, 2016 and 2015.

Each of the tax years the Company has been in operation are subject to examination by the Internal Revenue Service. The Company has net operating losses of approximately $900,000 that begin to expire on October 31, 2032. The change in the Company’s valuation allowance for the year ended October 31, 2016 and 2015 was approximately $193,000 and $61,400, respectively.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net income/(loss) before provision for income taxes for the following reasons:

	October 31, 2016	October 31, 2015
Income tax benefit at statutory rate	$(192,700)	$(61,700)
Meals and entertainment	100	300
Change in valuation allowance	192,600	61,400
Income tax expense	$–	$–

Net deferred tax assets at statutory rates consisted of the following components as of:

	October 31, 2016	October 31, 2015
NOL carryover	$302,000	$109,600
Valuation allowance	(302,000)	(109,600)
Net deferred tax asset	$–	$–

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 16 – SUBSEQUENT EVENTS

On November 7, 2016, the Company agreed to issue 500,000 shares of its restricted common stock to the Vice Chairman of the Board, Richard Corbin. These shares were issued on November 30, 2016.

On November 7, 2016, the Company agreed to issue 75,000 shares of restricted common stock to James Sapirstein, a former director of the Company, for his service as a director. These shares were issued on November 30, 2016.

On November 7, 2016, the Company formed a Scientific Advisory Board (“SAB”) comprised of David Barshis, John Norton, and Heinz-Josef Lenz. The Company agreed to issue 150,000 shares of its restricted common stock to each member of the SAB as compensation for their service on the SAB. These shares were issued on November 30, 2016.

On November 8, 2016, the Company issued 23,187 shares of restricted common stock to a consultant as compensation. The fair market value of the common stock was $18,318 on the date of issuance.

On November 8, 2016, the Company issued 25,317 shares of restricted common stock to a consultant as compensation. The fair market value of the common stock was $20,000 on the date of issuance.

On November 8, 2016, the Company issued 180,000 shares of restricted common stock to Steven Plumb, the Company’s chief financial officer, as compensation. These shares had been authorized by the board of directors in March 2016 and were vesting on a monthly basis. In November 2016, the board of directors agreed to accelerate the vesting of the shares and issue all of the shares originally granted. The fair market value of the common stock was $174,780 on the date of grant.

On November 22, 2016, the Company sold 566,666 shares of restricted common stock for gross proceeds of $85,000.

On December 16, 2016 the Company and Northwestern mutually agreed to terminate the Northwestern license agreement. In conjunction with the termination, Northwestern agreed to waive the payment of any outstanding license and milestone payments.

On December 23, 2016, the Company sold 333,334 shares of restricted stock to the Vice Chairman of the Board of Directors, Richard Corbin, for gross proceeds of $50,000.

On December 31, 2016, investors holding convertible notes with a face value of $87,000 converted their notes into 709,008 shares of restricted common stock according to the terms of the agreement.

In December 2016 and January 2017, the Company sold an aggregate of 1,256,667 shares of restricted stock for gross proceeds of $188,500.

On January 19, 2017, the Company issued 25,253 shares of restricted common stock to a consultant for services rendered. The fair market value of the shares on the date of issuance was $25,000.

On January 19, 2017, the Company issued 645,000 shares of restricted common stock under the terms of an Exchange Agreement with the owners of Premier Purchasing and Marketing Alliance, LLC. The fair market value of the shares on the date of issuance was $638,550.

On January 30, 2017, the Company sold 53,333 shares of restricted stock for gross proceeds of $8,000.

On January 30, 2017, the Company borrowed $70,000 from Richard Corbin, the Vice Chairman of the Board. The loan is due on February 10, 2017, at which time the Company will repay the loan and $1,000 of interest.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 16 – SUBSEQUENT EVENTS (CONT’D)

Premier Acquisition

On January 19, 2017, the Company executed a Share Exchange Agreement (the “Premier Exchange Agreement”), by and between the Company, Premier Purchasing and Marketing Alliance LLC (“Premier”), and the sole member of Premier, Scott Schwartz. In connection with the closing of the transactions contemplated by the Premier Exchange Agreement (the “Premier Exchange”), we acquired 100% of the outstanding membership interests of Premier from Mr. Schwartz in consideration for $50,000 in cash, the First Note, Second Note and Hill Note (each as defined and described below), and 645,000 shares of our restricted common stock (the “Premier Shares”). The amounts owed under the First Note, Second Note and Hill Note are secured by a Security Agreement, providing Mr. Schwartz a first priority security interest in all of the membership interests of Premier. The Premier Exchange has an effective date of January 1, 2017. As part of the transaction, Mr. Schwartz agreed to assume all liability for payables owed by Premier to Hill Electric Supply Co., Inc. (“Hill”), a related party of Mr. Schwartz, as of the effective date of the transaction, pursuant to a Novation Agreement, provided that we agreed to pay all amounts we collect in outstanding accounts receivable as of the effective date to Hill, to pay down such assumed amount. The Premier Share Exchange included standard and customary representations, warranties and indemnification rights.

Premier, also known as National Electrical Wholesale Providers (NEWP), is in the business of servicing electrical wholesalers throughout the United States with electrician related study material including the National Electrical Code. Premier provides a complete line of printed reference materials in addition to eBooks, downloadable digital formatting, and mobile applications to all distributors. Premier has significant corporate accounts with electrical wholesale conglomerates making them one of the largest wholesalers of National Electrical Codes in the United States. Premier also covers HVAC, Plumbing, Industrial and Residential trade reference materials with online training for product education, certification and current code practices. Premier services several multibillion dollar companies such as Consolidated Electrical Distributors and Home Depot reaching thousands of accounts in locations throughout the United States.

One Exam Prep Acquisition

On January 26, 2017, the Company executed a Share Exchange Agreement (the “One Exam Exchange Agreement”), by and between the Company, One Exam Prep LLC (“One Exam”), and the sole member of One Exam, Rob Estell. In connection with the closing of the transactions contemplated by the One Exam Exchange Agreement (the “One Exam Exchange”), we acquired 100% of the outstanding membership interests of One Exam from Mr. Estell in consideration for the Secured Note (defined below). The amount owed under the Secured Note is secured by a Security and Pledge Agreement, providing Mr. Estell a first priority security interest in all of the membership interests of One Exam, and allowing him to take over control and ownership of One Exam if we default in our obligations under the Secured Note. The One Exam Exchange has an effective date of January 1, 2017. The One Exam Share Exchange included standard and customary representations, warranties and indemnification rights.

As additional consideration for agreeing to the terms of the transaction, we agreed to issue Mr. Estell up to 1,000,000 shares of restricted common stock of the Company, as an earn-out, with shares being issued in fiscal 2017 and/or fiscal 2018 (up to a maximum of 1,000,000 in aggregate for both years (the “Earn-Out Shares”)), based on the following calculation: (a) total annual revenue of One Exam (for the years ended December 31, 2017 and 2018, as applicable) minus $1,000,000, divided by three, (b) plus total net profit of One Exam minus $100,000, multiplied by three, multiplied by (c) 0.30.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 16 – SUBSEQUENT EVENTS (CONT’D)

One Exam is in the business of exam preparation with a focus on construction training and certification. One Exam offers eLearning courses and weekly training classes and certification in a wide variety of topics for contractors with continuing education in 22 states with a goal of servicing all 50 states. One Exam owns over 70 domains pertaining to contractor licensing and continuing education throughout the United States. One Exam has written dozens of courses which are offered both in an online e-learning setting or in a classroom.

The Non-Recourse Secured Convertible Promissory Note (the “Secured Note”) provided to Mr. Estell at closing, evidences the principal amount of $300,000 owed to Mr. Estell, which does not accrue interest. Beginning on the first business day which falls thirty days after the earlier of (a) January 20, 2018; and (b) the date we determine in our sole discretion, and continuing month to month thereafter, a portion of the principal amount of the Secured Note equal to the lesser of (A) ten percent (10%) of the total trading volume of our common stock for the thirty (30) days prior to such applicable date; and (B) such number of shares of common stock as equals 4.99% of our then outstanding shares of common stock, multiplied by $0.50 per share, automatically converts into common stock. Additionally, on the first business day following January 20, 2019, the remaining balance of the Secured Note converts into common stock at a conversion price of $0.50 per share. If we fail to comply with any of the provisions of the Secured Note, Mr. Estell’s sole remedy is to take back ownership of the membership interests representing 100% of the ownership of One Exam. The Secured Note contains standard and customary events of default and may be prepaid at any time without penalty. Mr. Estell also entered into a Lock-Up Agreement with us in connection with the closing.

As part of the One Exam Exchange, we entered into a Consulting Agreement with Mr. Estell. The Consulting Agreement continues until December 31, 2020, terminable by either party with 90 days prior notice at any time, or 10 days’ notice by us upon the material breach of any term of the Consulting Agreement by Mr. Estell. We agreed to pay Mr. Estell compensation of $1,500 per week during the first year of the term; $1,575 per week during the second year of the term; and $1,654 per week during the third year of the term and Mr. Estell agreed to customary confidentiality and work made for hire terms in the agreement. We also agreed that Mr. Estell would be paid a $60,000 signing bonus, payable in four installments of $15,000 each on April 30, 2017, May 30, 2017, June 30, 2017 and July 30, 2017, and that Mr. Estell could earn a bonus on June 30th and December 31st, of each year during the term of the agreement, equal to (a) total revenue generated by One Exam and other related companies and assets we may acquire in the future, less (i) $500,000, less (ii) 50% of the total revenue for the prior annual period of any related companies and assets we may acquire in the future, (b) divided by 100 (rounded down to the nearest $250,000 increment); plus (x) total gross profit generated by One Exam and other related companies and assets we may acquire in the future, less (i) $37,500, less (ii) 50% of the total gross profit for the prior annual period of any related companies and assets we may acquire in the future; (y) divided by 100 (rounded down to the nearest $25,000 increment)(the “ Bonus ”). We are required to calculate the Bonus as soon as practicable after each June 30th and December 31st, and pay the Bonus due promptly after such calculation is made. In the event that the revenue or gross profit calculation above is negative, we shall decrease the applicable Bonus, provided that the Bonus may not be less than $0, provided further that any negative Bonus calculation for any period ending June 30th, carries over and adjusts downward any positive Bonus for any period ending December 31st.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 1, 2016, our Board of Directors dismissed GBH CPAs, P.C. (“GBH”) as the Company’s independent registered public accounting firm and appointed LBB & Associates Ltd, LLP. The report of GBH on the Company’s financial statements for the fiscal years ended May 31, 2015 and 2014 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. The report did include an explanatory paragraph about the uncertainty as to the Registrant’s ability to continue as a going concern. During the period of GBH’s engagement as the Company’s independent registered public accounting firm through September 1, 2016 (the “Engagement Period”), there were no disagreements as defined in Item 304 of Regulation S-K with GBH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GBH, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during the Engagement Period, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Based on our evaluation under the frameworks described above, our management concluded that as of October 31, 2016, that our internal controls over financial reporting were not effective and that material weakness exists in our internal control over financial reporting. The material weaknesses consists of controls associated with segregation of duties, no audit committee, and a lack of written policies and procedures for internal controls. To address the material weaknesses we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Notwithstanding this material weakness, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended October 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Corbin, Jr.	Director and Vice Chairman of the Board	38	January 12, 2015
Noah I. Davis	President, Chief Operating Officer and Director	34	November 8, 2016
Steven M. Plumb, CPA	Chief Financial Officer, Secretary, Treasurer and Director	57	March 16, 2016
Evan M. Levine	Chairman of the Board and Chief Executive Officer	51	February 4, 2015

Background of Officer and Directors

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Richard Corbin – Director

Mr. Corbin is a co-founder of Probility Media Corporation and has over 16 years of investment analysis and operational experience with early stage companies. From September 2014 to the present, Mr. Corbin has served as the Chief Financial Officer and co-founder of Level Funded Health Partners, an institutionally backed national health insurance agency focused on bringing innovative healthcare cost solutions to small businesses. From August 2013 to August 2014, Mr. Corbin was the CFO for ForeverCar, a venture-backed start-up focused on improving and bringing transparency to the vehicle service contract industry. From April 2008 to January 2012, Mr. Corbin performed financial analysis on capital raises with early state private and public companies while at Daybreak Special Situations Fund. In addition, Mr. Corbin manages Corbin Capital LLC, a fund focused on early stage and seed round investments. Mr. Corbin holds a BBA from Mendoza College of Business at the University of Notre Dame and an MBA from DePaul’s Kellstadt Graduate School for Business.

Evan M. Levine – Chairman of the Board, and Chief Executive Officer

Mr. Levine has served as a Director and our President and Chief Executive Officer since February 2015. Mr. Levine also became the Chairman of the Board on June 1, 2015. Mr. Levine has over two decades plus of in-depth expertise in strategic ventures, executive supervision, asset management and the institutional investment business. He is also the Founder and Managing Partner of Mark Capital LLC, a family office focused on microcap restructuring investment and management. Prior to joining the Company, from February 2013 until February 2015, Mr. Levine served as the Chairman of the Board and Chief Executive Officer of Valley Forge Composite Technologies, an entity in the aerospace and securities industries, where he architected and implemented a sophisticated bankruptcy restructuring and reorganization while managing multifarious complex litigation actions designed to return value to the decimated stakeholders. Prior thereto, as Founder and Managing Partner of Mark Capital LLC, Mr. Levine has executed and orchestrated multiple corporate restructurings and changes in management. From 2002 until 2008, Mr. Levine served in multiple roles including Chief Operating Officer, President, Chief Executive Officer, and Vice Chairman at Adventrx Pharmaceuticals, a publicly traded biotech company focused on oncology and antiviral drug development.

Steven M. Plumb – Chief Financial Officer

Steven M. Plumb has over 25 years of experience in accounting, operations, finance and marketing. Mr. Plumb has served as our Chief Financial Officer since March 2016. From March 2001 to the present, Mr. Plumb has served as the President of Clear Financial Solutions, Inc., an accounting and consulting firm based in Houston, Texas, which he founded. During his tenure as President of Clear Financial Solutions, Inc., Mr. Plumb served as the CFO for a number of public and private companies, including Bering Exploration, Inc., Hyperdynamics Corp., Probility Media Corporation, Complexa, Inc. and HoustonPharma, Inc. From June 2002 to December 2004, Mr. Plumb was the Chief Financial Officer of ADVENTRX Pharmaceuticals Inc. He also held various roles with the “Big 4” accounting firms and was the Chief Financial Officer for DePelchin Children’s Center, a Houston-based nonprofit organization that offers mental health, foster care and adoption services in Texas. Mr. Plumb earned his Bachelor’s Degree in Business Administration in Accounting from the University of Texas at Austin in 1981. Mr. Plumb is a Certified Public Accountant.

Noah I. Davis – President and Chief Operating Officer

Noah I. Davis is an experienced internet and real estate executive. From January 2014 to the present, he has served as the President and Chief Executive Officer of Brown Technical Media Corp. From July 2013 to January 2014, Mr. Davis served as the contract general manager of Brown Book Shop, Inc. In January 2014, Mr. Davis was part of the investor group that purchased Brown Book Shop. From August 2011 to July 2013, he has been involved in several restructuring and turnaround projects in the healthcare and transportation industries. From July 2008 to September 2012, he successfully created, built and sold, Remington Moving and Storage, an online web based moving and storage application. From April 2008 to January 2013, he was a member of senior management of Caltex Capital which structured other investments in various businesses and was installed as CFO and CEO in various industries. Mr. Davis is proficient in financial analysis, deal syndication, business development, project management and traditional and internet based marketing. Mr. Davis graduated from Yeshiva University with a degree in Accounting and Finance in 2004.

Employment Agreements

In November 2015, the Company authorized the payment of $15,000 per month to Mr. Levine, effective January 15, 2016, and $1,000 per month as healthcare reimbursement, as compensation for his services as CEO. In March 2016, the Company entered into an agreement with Mr. Plumb to pay Mr. Plumb $6,000 per month to serve as the CFO of the Company. In February 2014, Brown entered into consulting agreements with Mr. Davis and Mr. Plumb. The agreements were modified on May 1, 2016 such that Mr. Davis, the President and Chief Operating Officer is paid $11,000 per month by Brown and Mr. Plumb, the Chief Financial Officer, is paid $4,500 per month by Brown. The contracts expire on December 19, 2017. The Brown employment agreements were not assumed by the Company as part of the Business Combination and will remain with Brown. In addition, the Panther agreements with Mr. Levine and Mr. Plumb remain in effect.

We currently do not have any stock option plans outstanding in favor of any employee or director.

Director Qualifications

The Board of Directors believes that each of our directors is highly qualified to serve as a member of the Board of Directors. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board of Directors. When evaluating candidates for election to the Board of Directors, the Board of Directors seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

Term of Office

Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations.

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. Our current leadership structure is comprised of a combined Chairman of the Board and Chief Executive Officer (“CEO”), Mr. Levine. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time. Mr. Levine possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the Board of Directors’ time and attention are focused on the most critical matters. Combining the Chairman of the Board and CEO roles promotes decisive leadership, fosters clear accountability and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our stockholders, particularly during periods of turbulent economic and industry conditions.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The Board of Directors exercises direct oversight of strategic risks to the Company, including reviewing and assessing the Company’s processes to manage business and financial risk and financial reporting risk; reviewing the Company’s policies for risk assessment and assessing steps management has taken to control significant risks; overseeing risks relating to compensation programs and policies; recommending the slate of director nominees for election at the annual stockholder meetings; reviewing, evaluating and recommending changes to the Company’s corporate governance guidelines; and establishing the process for conducting the review of the Chief Executive Officer’s performance.

Family Relationships

None of our directors are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review by us of Forms 3 and 4 relating to fiscal year 2016 as furnished to us under Rule 16a-3(d) under the Securities Act, and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2015, we believe that during fiscal 2016, that no director, executive officer, or beneficial owner of more than 10% of our Class A common stock failed to file a report on a timely basis during 2016, except for: (i) Steven M. Plumb failed to report one transaction, (ii) Evan Levine failed to report one transaction; (iii) Noah Davis failed to report one transaction, (iv) and Richard Corbin failed to report two transactions. The Company is working with the officers and directors to file the outstanding forms and all filings should be current within a few days of this filing.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our company’s officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is incorporated by reference hereto as Exhibit 14.1. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Probility Media Corporation, 1517 San Jacinto Street, Houston, Texas 77002.

Board and Committee Meetings

Our Board of Directors currently consists of Messrs. Corbin, Plumb, Davis, and Levine. The Board held 2 formal meetings during the year ended October 31, 2016. As our company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Stockholder Communications with the Board

Our stockholders and other interested parties may communicate with members of the Board of Directors by submitting such communications in writing to our Secretary, Steven M. Plumb, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular board member or members, the communication will be forwarded to a board member to bring to the attention of the Board of the Directors.

Nomination Process

As of October 31, 2016, we did not affect any material changes to the procedures by which our shareholders recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our board, they should do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. Our Board of Directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome, at this time, and is not warranted in our circumstances given the stage of our development.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officers;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2016 and 2015; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2016 and 2015, who we will collectively refer to as the ‘named executive officers’ of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE*
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(A)	Option Awards ($)(A)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Evan Levine – Chief Executive Officer and director (1)	2016	204,000	-0-	-0-	-0-	-0-	-0-	101,160	305,160

Steven M. Plumb - Chief Financial Officer and director (2)	2016	88,000	-0-	174,780	-0-	-0-	-0-	5,000	267,780
Steven M. Plumb - Chief Financial Officer and director (2)	2015	43,000	-0-	-0-	-0-	-0-	-0-	-0-	43,000

Noah Davis – Chief Operating Officer and director	2016	128,000	-0-	-0-	-0-	-0-	-0-	-0-	128,000
Noah Davis – Chief Operating Officer and director	2015	126,780	-0-	-0-	-0-	-0-	-0-	-0-	126,780

*Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(A) Represents the fair value of (i) the issuance of certain shares of common stock; and (ii) the grant of certain options to purchase shares of our common stock, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(1)

Mr. Levine received 600,000 shares of common stock on February 4, 2015 with vesting restrictions as described herein. See Note 12 to the Company’s financial statements contained in this Form 10-K for information relating to 2016 executive compensation, including to Mr. Levine.

(2)	Mr. Plumb was appointed chief financial officer on March 21, 2016. The Company issued 180,000 shares of the Company’s common stock, vesting over a 36 month period, to Mr. Plumb in connection with such appointment, which vesting was accelerated in November 2016. The fair market value of the stock grant on the date of grant was $174,780.

Narrative Disclosure to Summary Compensation Table

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board of Directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our Board of Directors.

While there are no written employment agreements with our officers and directors, the Company intends to pay nominal fees for management services based on available funds. That fee may vary from year to year.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended October 31, 2016.

Outstanding Equity Awards at Fiscal Year End

The Company issued 180,000 shares of the Company’s common stock, vesting over a 36-month period, to Steven Plumb, the Company’s chief financial officer in March 2016, in connection with such appointment, which vesting was accelerated in November 2016.

Option Exercises and Stock Vested

During our fiscal year ended October 31, 2016 and 2015 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 10, 2017, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors; (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner (6)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (2)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Evan M. Levine Chief Executive Officer and Director (3)	6,600,000 Shares	14.80%
	Noah I. Davis President, Chief Operating Officer and Director (4)	7,175,522 Shares	16.10%
	Steven M. Plumb Chief Financial Officer and Director (5)	11,649,785 Shares	26.10%
	Richard Corbin, Director and Vice Chairman of the Board (6)	2,285,446 Shares	5.1%

	Total, all officers and directors as a group (four persons)	27,710,753 Shares	62.1%
5% STOCKHOLDERS
None.

Notes:

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 10, 2017.

(2)	Based on 44,627,482 shares of our common stock issued and outstanding as of February 10, 2017.

(3)	Mr. Levine beneficially owns 5,600,001 shares directly, and the following shares indirectly: 999,999 held in the names of his minor children, which shares he is deemed to beneficially own.

(4)	Mr. Davis beneficially owns 3,912,504 shares directly, and the following shares indirectly: 3,263,018 held in the name of his wife, Hillary Davis. The following shares are owned by other family members of Mr. Davis, and are deemed not to be beneficially owned by Mr. Davis; 1,071,954 shares held in a trust for the benefit of his minor children of which Mr. Davis is not the trustee; 503,926 held in the name of Robert and Rachel Davis, his parents, 5,039 held in the name of his brother, Joseph Davis, 50,393 held in the name of his brother, Jacob Davis, 5,039 held in the name of Hannah Weissman, his sister; 37,518 in the name of his sister, Courtney Rosenthal, 37,518 shares in the name of Stephanie Deutsch, the sister of his wife, and 2,894,278 held in the name of the 2009 Noah Davis Family Trust, of which Mr. Davis is not the trustee.

(5)	Mr. Plumb owns 10,041,854 shares directly, and the following shares indirectly: 1,607,931 shares held in the names of his minor children, which shares he is deemed to beneficially own.

(6)	Mr. Corbin beneficially owns 1,277,570 shares directly, and the following shares indirectly: 548,779 shares held in the name of Corbin Capital, LLC of which Mr. Corbin is managing member, 25,764 shares held in the name of Midland IRA Inc FBO Richard Corbin IRA of which Mr. Corbin is the beneficiary, and 433,333 in the name of Corbin Living Trust, of which Mr. Corbin is the trustee, which shares he is deemed to beneficially own.

(7)	The address of each entity or person listed in the table is 1517 San Jacinto Street, Houston, Texas 77002.

Changes in Control

The Company is not aware of any pending or contemplated arrangements which may at a subsequent date result in a change of control of the Company. We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Equity Compensation Plans

We have no equity compensation program, including no stock option plan, and none are planned for the foreseeable future.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as discussed below or otherwise disclosed above under “Executive Compensation”, above, there have been no transactions over the last two fiscal years, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of (a) $120,000 or (b) one percent of the Company’s total assets at year end for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•	Disclosing such transactions in reports where required;
•	Disclosing in any and all filings with the SEC, where required;
•	Obtaining disinterested directors consent when deemed necessary; and
•	Obtaining shareholder consent where required.

As of October 31, 2016, the Company has $45,967 in an investment of an urgent care center located in Houston, Texas. The investment in the urgent care center is a passive investment. The urgent care center is managed by the CEO and CFO of the Company, who collectively own 6% of the equity of the urgent care center. The Company owns 5% of the equity in the urgent care center, and accordingly, does not consolidate the results of the urgent care center. The Company recognizes its share of net profit and losses from this investment, which are not expected to have a material impact on the Company’s results of operations.

As of October 31, 2016 and 2015, total advances from certain officers, directors and shareholders of the Company were $88,000 and $87,500 respectively, which was used for payment of general operating expenses. The related parties advances have no conversion provisions into equity, have no paperwork associated with them and do not incur interest.

During the year ended October 31, 2016, the Company recorded $204,000 in compensation expense related to the employment agreement with the chief executive officer, $128,000 in compensation expense related to the employment agreement with the chief operating officer and $93,000 in compensation expense related to the contracts with the chief financial officer.

Accounts payable – related party reflects amounts due to our CEO and CFO of $20,112 as of October 31, 2016.

Stock payable – related party reflects stock compensation earned for which the shares had not been issued to officers and directors of $84,562 and $0 at October 31, 2016 and 2015, respectively.

In November 30, 2014, a shareholder of the Company advanced $500 to Pink Professionals, LLC, a wholly-owned subsidiary of the Company. The advance is interest free and due upon demand.

The Company uses credit cards of related parties to pay for certain operational expenses. The Company has agreed to pay the credit card balances, including related interest. As of October 31, 2016 and 2015, the Company has an outstanding balance of $271,704 and $45,330, respectively, on these credit cards.

On January 30, 2017, the Company borrowed $70,000 from Richard Corbin, the Vice Chairman of the Board. The loan is due on February 10, 2017, at which time the Company will repay the loan and $1,000 of interest.

Director Independence

The OTCQB market on which shares of the Company’s common stock are quoted does not have any director independence requirements.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2016 and 2015, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2016	Year Ended October 31, 2015
Audit Fees (1)	$115,925	$43,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
Total	$115,925	$43,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

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

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PROBILITY MEDIA CORPORATION
(Registrant)

Dated: February 14, 2017	/s/Evan Levine
Evan Levine
President and Chief Executive Officer (Principal Executive)

/s/ Steven M. Plumb
Steven M. Plumb Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 14, 2017	/s/ Evan Levine
Evan Levine
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steven M. Plumb
Steven M. Plumb Chief Financial Officer (Principal Financial Officer)

/s/ Noah I. Davis
Noah I. Davis
President, Chief Operating Officer and Director

/s/ Richard Corbin
Richard Corbin Director and Vice Chairman of the Board

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Filing
2.1	Share Exchange Agreement by and among the Company, Brown Technical Media Corporation and the shareholders of Brown Technical Media Corporation dated November 8, 2016	Filed with the SEC on November 15, 2016, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
3.1	Articles of Incorporation and Amendments	Filed with the SEC on February 10, 2016, as part of our Current Report on Form 8- K filed on the same date, and incorporated herein by reference
3.2	Amendment to Articles of Incorporation	Filed with the SEC on JFebruary 10, 2016, as part of our Current Report on Form 8- K filed on the same date, and incorporated herein by reference
3.3	Bylaws	Filed with the SEC on February 10, 2016, as part of our Current Report on Form 8- K filed on the same date, and incorporated herein by reference
10.1	Form of Stock Subscription Agreement (September, October and November 2016 sales of common stock)	Filed with the SEC on November 15, 2016, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.2	Form of Convertible Note Payable (relating to notes sold in August and October 2016)	Filed with the SEC on November 15, 2016, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.3	Employment agreement of Plumb dated April 8, 2013	Filed with the SEC on November 15, 2016, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.4	Employment agreement of Davis dated February 1, 2014	Filed with the SEC on November 15, 2016, as Exhibit 10.4 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.5	Amendment No. 1 to employment agreement of Plumb dated July 9, 2013	Filed with the SEC on November 15, 2016, as Exhibit 10.5 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.6	Amendment No. 2 to employment agreement of Plumb dated February 1, 2014	Filed with the SEC on November 15, 2016, as Exhibit 10.6 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.7	Amendment No. 3 to employment agreement of Plumb dated May 1, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.7 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.8	Amendment No. 1 to employment agreement of Davis dated May 1, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.8 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.9	Consulting agreement with Levine dated September 30, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.9 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.10	Form of Note Payable issued in conjunction with the purchase of Brown Book Shop, Inc.	Filed with the SEC on November 15, 2016, as Exhibit 10.10 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.11	Form of subscription agreement for May, June and July 2016 sales of common stock.	Filed with the SEC on January 23, 2017, as Exhibit 10.13 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.12	Asset Purchase Agreement between Faulk Pharmaceuticals, Inc. and the Company dated April 6, 2015	incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015

10.13	Loan agreement with Delta S Ventures, LLP dated March 16, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.13 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.14	Loan agreement with Business Financial Services, Inc., DBA BFS Capital, dated November 12, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.14 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference.
10.15	Loan agreement with Business Financial Services, Inc., DBA BFS Capital, dated June 14, 2016	Filed with the SEC on January 23, 2017, as Exhibit 10.15 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.16	Loan agreement with American Express Bank, FSB, dated July 14, 2014	Filed with the SEC on January 23, 2017, as Exhibit 10.16 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.17	Loan agreement with Celtic Bank, dated May 14, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.17 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.18	Loan agreement with Amazon Capital Services, Inc., dated September 17, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.18 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.19	Form of Copyright License Agreement	Filed with the SEC on January 23, 2017, as Exhibit 10.19 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.20	Reseller agreement with IHS Markit dated July 2, 2014	Filed with the SEC on January 23, 2017, as Exhibit 10.20 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.21	Amendment No. 1 to IHS Reseller Agreement, dated March 1, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.21 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
14.1	Code of Ethics	Incorporated by reference and previously filed as an exhibit with the Company’s Form 10-K for the year ended May 31, 2013, filed on August 29, 2013
21.1	Subsidiaries	Filed with the SEC on November 15, 2016, as Exhibit 21.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.	Filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer	Filed herewith.
101	Interactive Data File (Form 10-K for the year ended October 31, 2015 furnished in XBRL).	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

