Form 10-Q
period 2017-01-31
Probility Media Corp
filed 2017-03-22
CIK 1530981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 01, 2016 to January 31, 2017

Commission file number: 000-55074

ProBility Media Corporation
(Exact name of registrant as specified in its charter)

Nevada	33-1221758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1517 San Jacinto Street, Houston, TX 77002
(Address of principal executive offices)

(713) 652-3937
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

As of March 22, 2017, there were 45,180,513 shares of the issuer's common stock, par value $0.001, outstanding.

Probility Media Corporation
(formerly Panther Biotechnology, Inc.)

FORM 10-Q

FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Company's Form 10-K, filed with the SEC on February 14, 2017 and amended on February 15, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended October 31, 2017.

ProBility Media Corporation
(formerly Panther Biotechnology, Inc.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016

(UNAUDITED)

ProBility Media Corporation
(formerly Panther Biotechnology, Inc.)

Consolidated Balance Sheets

(Unaudited)

	January 31,	October 31,
	2017	2016
ASSETS
Current Assets
Cash	$111,561	$68,369
Accounts receivable, net	151,760	54,279
Inventory	576,444	514,795
Total current assets	839,765	637,443

Property and equipment, net	170,315	98,510
Intangible assets, net	1,458,541	238,608
Security deposit	7,500	7,500
Investment in equity interest and advances, at cost	77,797	45,967

Total Assets	$2,553,918	$1,028,028

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Current portion of acquisition notes payable	$30,467	$26,311
Current portion of long term lease	12,101	–
Accounts payable and accrued liabilities	251,047	310,459
Accounts payable – related parties	–	20,112
Accrued expenses – related parties	401,071	271,704
Stock payable	–	33,668
Stock payable – related parties	–	84,562
Convertible note payable, net	585,000	352,000
Notes payable	717,839	500,848
Derivative liabilities	437,143	218,943
Total current liabilities	2,434,668	1,818,607

Long-term liabilities:
Security deposit	7,000	7,000
Shareholder advance	88,000	88,000
Lease payable	62,303	–
Acquisition notes payable	333,129	343,745
Contingent liability	566,000	–
Total long-term liabilities	1,056,432	438,745
Total liabilities	3,491,100	2,257,352

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common Stock, $0.001 par value, 500,000,000 shares authorized, 44,627,482 and 39,784,717 issued and outstanding as of January 31, 2017 and October 31, 2016, respectively	44,628	39,785
Additional paid in capital	1,353,077	(498,623)
Accumulated deficit	(2,334,887)	(770,486)
Total stockholders' deficit	(937,182)	(1,229,324)

Total Liabilities and Stockholders' Deficit	$2,553,918	$1,028,028

The accompanying notes are an integral part of these consolidated financial statements.

ProBility Media Corporation
(formerly Panther Biotechnology, Inc.)

Consolidated Statements of Operations

For the Three Months Ended January 31, 2017 and 2016

(Unaudited)

	2017	2016
Net sales	$1,088,180	$878,005
Cost of sales	862,347	621,573
Gross profit	225,833	256,432

Operating expenses:
General and administrative expenses	438,690	176,248
Stock compensation	947,312	–
Professional fees	90,131	56,824
Depreciation and amortization expense	20,944	50
Total operating expenses	1,497,077	233,122

Operating Income (Loss)	(1,271,244)	23,310

Other income (expense):
Discount amortization	(20,791)	–
Interest expense	(54,166)	(20,464)
Gain on debt extinguishment	12,698	–
Change in derivative liability	(230,898)	–
Total other expenses	(293,157)	(20,464)

Income (loss) before income taxes	(1,564,401)	2,846
Net income attributable to non-controlling interests	–	1,394
Net (loss) income attributable to ProBility	$(1,564,401)	$1,452

Net loss per common share, basic and diluted	$(0.04)	$0.00

Weighted average number of common shares outstanding, basic and diluted	42,230,586	22,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Probility Media Corporation
(formerly Panther Biotechnology, Inc.)

Consolidated Statements of Cash Flows

For the Three Months Ended January 31, 2017 and 2016

(Unaudited)

	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$(1,564,401)	$2,846
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	20,944	–
Amortization of debt discount	20,791	–
Share-based compensation	947,312	–
Change in derivative liability	230,898	–
Gain on debt extinguishment	(12,698)
Changes in operating assets and liabilities:
Accounts receivable	(97,481)	(4,111)
Merchant inventory	156,836	(24,873)
Accounts payable and accrued liabilities	(69,137)	1,138
Accounts payable – related parties	109,255	–
Net cash used in operating activities	(257,681)	(25,000)

Cash Flows from Investing Activities:
Acquisition of One Exam Prep, LLC	14,232	–
Acquisition of National Electrical Wholesale Providers	(50,000)
Advances	(31,830)	(27,733)
Net cash provided by (used in) investing activities	(67,598)	(27,733)

Cash Flows from Financing Activities:
Repayments on lease	(2,006)	–
Proceeds from notes payable	549,782	783,273
Proceeds from convertible notes payable	50,000	–
Repayments on convertible notes payable	(30,000)
Proceeds from sale of common stock	331,500	–
Repayment of acquisition notes payable	(6,460)	(1,488)
Repayment on notes payable	(524,345)	(717,225)
Net cash provided by financing activities	368,471	64,560

Net increase in cash	43,192	11,827
Cash at beginning of year	68,369	74,001
Cash at end of period	$111,561	$85,828

Supplemental Cash Flow Disclosure:
Interest paid	$41,699	$20,497
Taxes paid	$–	$–

Common stock issued for stock payable	$60,287	$–
Common stock issued upon conversion of convertible note payable	$88,626	$29,250

The accompanying notes are an integral part of these consolidated financial statements.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

ProBility Media Corporation (formerly Panther Biotechnology, Inc.) (the “Company”) was incorporated in the State of Nevada on July 11, 2011. The Company was originally incorporated as New Era Filing Services Inc., changed its name to NEF Enterprises, Inc. on October 4, 2011, changed its name to Panther Biotechnology, Inc. on October 29, 2014 and changed its name to ProBility Media Corporation on February 1, 2017. The Company incorporated a wholly-owned subsidiary, PubCo Reporting Services, Inc., formerly known as New Era Filing Services, Inc., in Florida on November 20, 2012.

On October 31, 2016 (the “Closing Date”), we consummated the transactions contemplated by a Share Exchange Agreement (the “Exchange Agreement” or the “Business Combination”), by and between the Company and Brown Technical Media Corporation (“Brown”). In connection with the closing of the Exchange Agreement, we issued 32,000,000 restricted shares of our common stock, to the shareholders of Brown, which included Evan M. Levine, our Chief Executive Officer and director (6,600,000 shares of common stock beneficially owned by Mr. Levine, when including minor children and affiliates, who received shares in the exchange), Noah I. Davis, our President and Chief Operating Officer (7,175,522 shares of common stock beneficially owned by Mr. Davis), and Steven M. Plumb, our Chief Financial Officer (11,469,785 shares of common stock beneficially owned by Mr. Plumb, when including shares held by his minor children and affiliates, who received shares in the exchange) in consideration for 100% of the outstanding capital stock of Brown, and Brown became our wholly-owned subsidiary. This transaction has been accounted for as a reverse merger with Brown as the surviving entity. The assets of the Company that existed prior to the transaction have been recorded at their historical value as of the closing of the transaction and has been added to the historical cost basis of the assets of Brown.

Brown was incorporated on January 21, 2014 and is a provider of codes, standards, training materials and related materials in print and electronically to small, medium and large businesses, government, and non-profit organizations in the United States.

Brown acquired a 51% interest on January 31, 2014 in Brown Book Shop, Inc., (“Brown Books”) a Texas corporation that was formed as Brown Book Shop, a sole-proprietorship, in 1946, and on June 8, 1976 was incorporated in Texas as Brown Book Shop, Inc. The Company operates an e-commerce website www.browntechnical.org. On October 31, 2016, Brown acquired the remaining 49% of Brown Books.

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

On January 19, 2017, the Company acquired 100% of the membership units of Premier Purchasing and Marketing Alliance LLC, a New York limited liability company, also known as National Electrical Wholesale Providers (“NEWP”). The acquisition of NEWP was effective January 1, 2017.

On January 26, 2017, the Company acquired 100% of the membership units of One Exam Prep, LLC, (“One Exam”) a Florida limited liability company. The acquisition of One Exam was effective January 1, 2017.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation.

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

Merchandise Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using a weighted-average cost method. Price protection is recorded when earned as a reduction to the cost of inventory. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has no allowance as of January 31, 2017 and October 31, 2016.

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

Classification	Estimated Useful Lives
Equipment	5 to 7 years
Leasehold improvements	4 to 5 years
Furniture and fixtures	4 to 7 years
Websites	3 years

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Advertising Costs

We expense advertising costs as incurred and recorded $76,700 and $31,014 during the three months ended January 31, 2017 and 2016, respectively.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairment of intangible assets was identified for the three months ended January 31, 2017 or 2016.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “ Equity – Based Payments to Non-Employees” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Fair Value of Financial Instruments

The Company believes that the fair value of its financial instruments comprising cash, accounts payable, and convertible notes approximate their carrying amounts. As of January 31, 2017 and October 31, 2016, the Company had no Level 1 or Level 2 financial assets or liabilities, and Level 3 financial liabilities consisted solely of the Company’s derivative liability.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The following table presents the fair value measurement information for the Company as of January 31, 2017:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$437,143	$–	$–	$437,143

The following table presents the fair value measurement information for the Company as of October 31, 2016:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$218,943	$–	$–	$218,943

Loss per Share

Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the three months ended January 31, 2017, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be antidilutive. For the three months ended January 31, 2017, the Company had 33,000 common stock warrants outstanding, at an exercise price of $6.00 per share, expiring on August 31, 2020, that were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive.

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a cumulative net loss since inception of $2,334,887, negative working capital of $1,594,903 and has required additional capital raises and credit card advances to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment

Property and equipment consists of the following:

	January 31, 2017	October 31, 2016
Equipment	$68,182	$68,182
Web sites	32,956	32,956
Leasehold improvements	19,002	19,002
Office equipment	82,279	5,533
Property and equipment	202,419	125,673
Less: accumulated depreciation	(32,104)	(27,163)
Property and equipment, net	$170,315	$98,510

Depreciation expense for the three months ended January 31, 2017 and 2016, is $4,941 and $50, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 5 – COMMITMENTS AND CONTINGENCIES (CONT’D)

During the term of this Agreement, the Company agreed to pay to Rochester an earned royalty of 5% of the first $10,000,000, 4% of the second $10,000,000, 3% of the third $10,000,000, 2% of the fourth $10,000,000 in net sales revenue produced from Patent Products, and l% of all remaining net sales revenue produced from Patent Products. Earned royalty payments are due and payable within 30 days of the end of each calendar quarter.

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
2)	$200,000 within 30 days of initiation of Phase III clinical trial; and
3)	$300,000 within 30 days of approval of a Patent Product,

As of January 31, 2017, and through the date of this filing, none of the milestones noted above for Rochester have been met.

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

1)	33% of the shares 6 months after the closing date;
2)	an additional 33% of the shares 9 months after the closing date; and
3)	the remaining 34% of the shares 12 months after the closing date.

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 5 – COMMITMENTS AND CONTINGENCIES (CONT’D)

Officer Compensation

In November 2015, the board of directors authorized compensation for Mr. Levine, the Chief Executive Officer of the Company, as follows:

•	A $25,000 lump sum payment;
•	2016 salary established at $15,000 per month commencing January 15, 2016;
•	Healthcare reimbursement of $1,000 per month; and
•	2016 bonus, if warranted, will be determined at the discretion of the compensation committee of the Board of Directors and paid in a lump sum in November or December 2016. The bonus was not paid.

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

During the three months ended January 31, 2017, Mr. Levine, Mr. Davis, and Mr. Plumb were paid $26,000, $36,500 and $33,500, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of January 31, 2017 and October 31, 2016:

	January 31, 2017	October 31, 2016
Faulk Patents	$274,000	$274,000
Customer Lists	154,431	–
Copyrights	1,081,841	–
Accumulated amortization and impairment	(51,731)	(35,392)
Intangible assets, net	$1,458,541	$238,608

Amortization expense for the three months ended January 31, 2017 and 2016, is $16,003 and $0, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

On December 23, 2016, the Company sold 333,334 shares of restricted stock to the Vice Chairman of the Board of Directors, Richard Corbin, for gross proceeds of $50,000.

On January 30, 2017, the Company borrowed $70,000 from Richard Corbin, the Vice Chairman of the Board. The loan is due on February 10, 2017, at which time the Company will repay the loan and $1,000 of interest.

As of January 31, 2017 and October 31, 2016, total advances from certain former officers, directors and shareholders of the Company were $88,000, which was used for payment of general operating expenses. The related parties advances have no conversion provisions into equity, have no paperwork associated with them and do not incur interest.

The Company uses credit cards of related parties to pay for certain operational expenses. The Company has agreed to pay the credit card balances, including related interest. As of January 31, 2017 and October 31, 2016, the Company has an outstanding balance of $401,071 and $271,703, respectively, on these credit cards.

During the period ended January 31, 2017, the Company advanced $31,830 to an urgent care center that is managed by the President and CFO of the Company, who collectively own 6% of the equity of the urgent care center. The Company owns 5% of the equity in the urgent care center.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following unsecured notes:

	January 31, 2017	October 31, 2016
Note payable dated September 9, 2016, bearing interest at 14.9% per annum, due September 9, 2017	$40,902	$49,799
Note payable dated May 14, 2015 bearing interest at 18% per annum, due October 2017, guaranteed by the officers of the Company	100,583	100,496
Notes payable dated May 19, 2015, bearing interest at 33% per annum, due September 14, 2017, and guaranteed by the officers of the Company. The effective interest rate is 35.6% per annum.	193,765	241,770
Note payable dated October 23, 2014, bearing interest at 10% per annum and due in August 2017.	63,702	131,960
Note payable dated March 16, 2015 bearing interest at 9%, due June 30, 2017	51,000	51,000
Note payable dated January 1, 2017, bearing interest at 8%, due September 30, 2017	50,000	–
Non-interest bearing note payable dated January 31, 2017, due in three installments of $16,666 each on January 31, 2017, February 28, 2017 and March 31, 2017	50,000	–
Non-interest bearing note payable dated January 1, 2017, due on March 1, 2017	36,830	–
Note payable dated January 30, 2017, bearing interest at 10%, due February 10, 2017	70,000	–
Non-interest bearing note payable dated January 17, 2017, due on March 1, 2017	90,546	–
Note payable dated March 16, 2015 bearing interest at 9%, due June 30, 2017	23,897	–
Total notes payable	771,225	575,025
Less original issue discount	(156,240)	(156,240)
Amortization of discount	102,854	82,063
Notes payable, net	$717,839	$500,848

NOTE 9 – STOCK PAYABLE

As of October 31, 2016, the Company had 324,000 shares of its restricted common stock that were fully vested and had not been issued. The shares had a fair market value of $118,230 as of October 31, 2016, of which 300,000 shares valued at $84,562 was owed to related parties. These shares were issued during the three months ended January 31, 2017 and the stock payable balance was $0 on January 31, 2017.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 10 – CONVERTIBLE NOTES PAYABLE

	January 31,	October 31,
Description	2017	2016
On August 20, 2015, the Company executed a convertible note payable in the original principal amount of $247,000 for net proceeds of $220,000, payable on March 31, 2018 bearing interest at 10% per annum. This note is convertible into the Company’s common stock at $7.50 per share unless the market capitalization of the Company falls below $15,000,000, at which point the conversion price will equal the market price of the Company’s common stock on the date of conversion. On October 29, 2015, the market capitalization of the Company fell below $15,000,000 and the variable conversion feature became permanent. The note is unsecured. See below.	$235,000	$265,000

During the year ended October 31, 2016, the Company sold four convertible promissory notes in aggregate amount of $87,000 to three investors. During the three months ending January 31, 2017 the Company sold an additional note with a face value of $50,000 The notes bear interest at 10% per annum and may be converted into the common stock of the Company upon the completion of a capital raise of $500,000 by December 31, 2016 (a “Qualified Raise”). The notes may be converted into common stock at 75% of the price of the capital raised in the Qualified Raise. The notes are due on April 30, 2017. On December 31, 2016, notes with total principal and interest balance of $88,626 were converted into 709,008 shares of the Company’s common stock.	50,000	87,000

On January 29, 2017, the Company executed a non-interest bearing convertible note in the original principal amount of $300,000, payable on January 20, 2018. The note is convertible into the Company’s common stock at $0.50 per share, no earlier than one year from the date of the note. The note is secured by the membership units of One Exam Prep, LLC held by the Company.	300,000	–

Total convertible notes payable, net	$585,000	$352,000

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 11 – ACQUISITION NOTES PAYABLE

Long term debt consists of unsecured notes payable to the former shareholders of the Company related to the acquisition of Brown Book Shop, Inc. The notes bear interest at 8% per annum and are due February 1, 2019, with monthly principal and interest payments totaling $4,629. The balance on the notes is $363,596 and $370,056 at January 31, 2017 and October 31, 2016, respectively.

Years ending January 31,	Future Principal Payments
2018	$30,467
2019	96,808
2020	16,204
2021	17,549
2022	19,006
Thereafter	183,562
$363,596

The fair values approximate the related carrying values of the Company’s long-term debt, including current maturities.

NOTE 12 – CAPITALIZED LEASES

The Company has an obligation under a capitalized lease for certain equipment with a lease term of five years, expiring through May 2021. The capital lease obligation totaled $108,415 at January 31, 2017, and require monthly payments of $2,044. Interest is imputed at an average rate of approximately 18.00%. At January 31, 2017, the cost of rental equipment under capital leases amounted to $76,410 and related accumulated depreciation amounted to $1,415. The rental equipment may be repurchased at favorable prices by the Company upon expiration of the lease term (generally at the fair market value of the equipment at the expiration of the lease). The liability under each lease is secured by the underlying equipment on the lease.

At January 31, 2017, future minimum lease payments by year and the present value of future minimum capital lease payments are as follows:

Year ending January 31,	Amount
2018	$24,528
2019	24,528
2020	24,528
2021	24,528
2022	10,303
Total minimum payments	$108,415
Less amount representing interest	(34,011)

Present value of minimum lease payments	74,404
Less: current portion	(12,101)

Total long-term portion	$62,303

NOTE 13 – DERIVATIVE LIABILITIES

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 13 – DERIVATIVE LIABILITIES (CONT’D)

	January 31, 2017	October 31, 2016
Market value of common stock on measurement date (1)	$0.90	$0.56
Adjusted conversion price (2)	$0.2100	$0.2304
Risk free interest rate (3)	0.84%	0.68%
Life of the note in years	1.055 years	1.726 years
Expected volatility (4)	564.25%	360.57%
Expected dividend yield (5)	–	–

(1)	The market value of common stock is based on closing market price as of initial valuation date.
(2)	The adjusted conversion price is calculated based on conversion terms described in the note agreement.
(3)	The risk-free interest rate was determined by management using the 2 year Treasury Bill as of the respective offering or measurement date.
(4)	The volatility factor was estimated by management using the historical volatilities of the Company’s stock.
(5)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The valuation of the derivative liability was $437,143 and $218,943 on January 31, 2017 and October 31, 2016, respectively.

NOTE 14 – STOCKHOLDERS’ EQUITY

On November 7, 2016, the Company agreed to issue 500,000 shares of its restricted common stock to the Vice Chairman of the Board, Richard Corbin. The fair market value of the common stock was $395,000 on the date of issuance.

On November 7, 2016, the Company agreed to issue 75,000 shares of restricted common stock to James Sapirstein, a former director of the Company, for his service as a director. The fair market value of the common stock was $59,250 on the date of issuance.

On November 7, 2016, the Company formed a Scientific Advisory Board (“SAB”) comprised of David Barshis, John Norton, and Heinz-Josef Lenz. The Company agreed to issue 150,000 shares of its restricted common stock to each member of the SAB as compensation for their service on the SAB. The fair market value of the common stock was $355,500 on the date of issuance.

On November 8, 2016, the Company issued 23,187 shares of restricted common stock to a consultant as settlement for a stock payable. The fair market value of the common stock was $60,287 on the date of issuance.

On November 8, 2016, the Company issued 25,317 shares of restricted common stock to a consultant as compensation. The fair market value of the common stock was $20,000 on the date of issuance.

On November 8, 2016, the Company issued 180,000 shares of restricted common stock to Steven Plumb, the Company’s Chief Financial Officer, as compensation. These shares had been authorized by the board of directors in March 2016 and were vesting on a monthly basis. In November 2016, the board of directors agreed to accelerate the vesting of the shares and issue all of the shares originally granted. The fair market value of the common stock was $150,505 on the date of grant.

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

NOTE 14 – STOCKHOLDERS’ EQUITY (CONT’D)

In December 2016 and January 2017, the Company sold an aggregate of 1,256,667 shares of restricted stock for gross proceeds of $188,500.

On January 19, 2017, the Company issued 25,253 shares of restricted common stock to a consultant for services rendered. The fair market value of the shares on the date of issuance was $25,000.

On January 19, 2017, the Company issued 645,000 shares of restricted common stock under the terms of an Exchange Agreement with the owners of Premier Purchasing and Marketing Alliance, LLC. The fair market value of the shares on the date of issuance was $370,875.

On January 30, 2017, the Company sold 53,333 shares of restricted stock for gross proceeds of $8,000.

NOTE 15 – ACQUISITIONS

Premier Acquisition

On January 19, 2017, the Company executed a Share Exchange Agreement (the “Premier Exchange Agreement”), by and between the Company, Premier Purchasing and Marketing Alliance LLC (“Premier”), and the sole member of Premier, Scott Schwartz. In connection with the closing of the transactions contemplated by the Premier Exchange Agreement (the “Premier Exchange”), we acquired 100% of the outstanding membership interests of Premier from Mr. Schwartz in consideration for $50,000 in cash, notes payable totaling approximately $137,000, and 645,000 shares (valued at $370,875) of our restricted common stock (the “Premier Shares”). The amounts owed under the First Note, Second Note and Hill Note are secured by a Security Agreement, providing Mr. Schwartz a first priority security interest in all of the membership interests of Premier. The Premier Exchange has an effective date of January 1, 2017. As part of the transaction, Mr. Schwartz agreed to assume all liability for payables owed by Premier to Hill Electric Supply Co., Inc. (“Hill”), a related party of Mr. Schwartz, as of the effective date of the transaction, pursuant to a Novation Agreement, provided that we agreed to pay all amounts we collect in outstanding accounts receivable as of the effective date to Hill, to pay down such assumed amount. The Premier Share Exchange included standard and customary representations, warranties and indemnification rights. Premier, also known as National Electrical Wholesale Providers (NEWP), is in the business of servicing electrical wholesalers throughout the United States with electrician related study material including the National Electrical Code. Premier provides a complete line of printed reference materials in addition to eBooks, downloadable digital formatting, and mobile applications to all distributors. Premier has significant corporate accounts with electrical wholesale conglomerates making them one of the largest wholesalers of National Electrical Codes in the United States. Premier also covers HVAC, Plumbing, Industrial and Residential trade reference materials with online training for product education, certification and current code practices. Premier services several multibillion dollar companies such as Consolidated Electrical Distributors and Home Depot reaching thousands of accounts in locations throughout the United States.

The following information summarizes the allocation of the fair values assigned to the assets at the purchase date:

Cash and cash equivalents	$–
Inventory	58,524
Customer list	154,431
Copyrights	344,750
Total identifiable net assets	557,705
Less liabilities assumed	–
Total purchase price	$557,705

The Company incurred $15,000 in costs associated with the Premier acquisition. These included legal and accounting.

The following table summarizes the cost of amortizable intangible assets related to the Premier acquisition:

	Estimated Cost	Useful life (years)
Customer list	$154,431	5
Copyrights	344,750	10
Total	$499,181

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 15 – ACQUISITIONS (CONT’D)

The results of Premier are included in the consolidated financial statements subsequent to January 1, 2017. The following schedule contains pro-forma consolidated results of operations for the three months ended January 31, 2017 and 2016 as if the acquisition occurred on November 1, 2015. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on November 1, 2015, or of results that may occur in the future:

	Three Months Ended January 31,
	2017		2016
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$1,088,180	$1,345,053	$878,005	$1,007,754
Income from operations	(1,271,244)	(1,269,272)	23,310	12,504
Net income (loss)	$(1,564,401)	$(1,562,429)	$2,846	$(7,960)
Earnings (loss) per common share-Basic	$(0.04)	$(0.04)	$0.00	$0.00
Earnings (loss) per common share-Diluted	$(0.04)	$(0.04)	$0.00	$0.00

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

As additional consideration for agreeing to the terms of the transaction, we agreed to issue Mr. Estell up to 1,000,000 shares of restricted common stock of the Company, as an earn-out, with shares being issued in fiscal 2017 and/or fiscal 2018 (up to a maximum of 1,000,000 in aggregate for both years (the “Earn-Out Shares”)), based on the following calculation: (a) total annual revenue of One Exam (for the years ended December 31, 2017 and 2018, as applicable) minus $1,000,000, divided by three, (b) plus total net profit of One Exam minus $100,000, multiplied by three, multiplied by (c) 0.30. For example,

Annual revenue of One Exam:	$4,000,000
Less: $1,000,000	(1,000,000)
Sub-total	3,000,000
Divided by 3	Divided by 3
Sub-total	1,000,000
Net profit of One Exam	200,000
Less: $100,000	(100,000)
Sub-total	$1,100,000
Times .30	Times 0.30
Common shares up to 1,000,000	330,000

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

The Non-Recourse Secured Convertible Promissory Note (the “Secured Note”) provided to Mr. Estell at closing, evidences the principal amount of $300,000 owed to Mr. Estell, which does not accrue interest. The note is convertible at $0.50 per share beginning January 20, 2018 up to 4.99% of our outstanding common stock.

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 15 – ACQUISITIONS (CONT’D)

As part of the One Exam Exchange, we entered into a Consulting Agreement with Mr. Estell. The Consulting Agreement continues until December 31, 2020, terminable by either party with 90 days prior notice at any time, or 10 days’ notice by us upon the material breach of any term of the Consulting Agreement by Mr. Estell. We agreed to pay Mr. Estell compensation of $1,500 per week during the first year of the term; $1,575 per week during the second year of the term; and $1,654 per week during the third year of the term and Mr. Estell agreed to customary confidentiality and work made for hire terms in the agreement. We also agreed that Mr. Estell would be paid a $60,000 signing bonus, payable in four installments of $15,000 each on April 30, 2017, May 30, 2017, June 30, 2017 and July 30, 2017. In addition, Mr. Estell is entitled to an annual bonus based upon revenues and earnings of One Exam Prep, LLC.

The following information summarizes the allocation of the fair values assigned to the assets at the purchase date:

Cash and cash equivalents	$14,232
Inventory	159,961
Property and equipment	76,410
Copyrights	737,091
Total identifiable net assets	987,694
Less liabilities assumed, including contingent consideration	(687,694)
Total purchase price	$300,000

The Company incurred $5,000 in costs associated with the One Exam acquisition. These included legal and accounting.

The following table summarizes the cost of amortizable intangible assets related to the One Exam acquisition:

	Estimated Cost	Useful life (years)
Non-competes	$300,000	5
Total	$300,000

The results of One Exam are included in the consolidated financial statements subsequent to January 1, 2017. The following schedule contains pro-forma consolidated results of operations for the three months ended January 31, 2017 and 2016 as if the acquisition occurred on November 1, 2015. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on November 1, 2015, or of results that may occur in the future.

	Three Months Ended January 31,
	2017		2016
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$1,088,180	$1,256,405	$878,005	$1,073,734
Income from operations	(1,271,244)	(1,264,726)	23,310	33,613
Net income (loss)	$(1,564,401)	$(1,557,883)	$2,846	$13,399
Earnings (loss) per common share-Basic	$(0.04)	$(0.04)	$0.00	$0.00
Earnings (loss) per common share-Diluted	$(0.04)	$(0.04)	$0.00	$0.00

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

NOTE 15 – ACQUISITIONS (CONT’D)

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

As part of the One Exam Exchange, we entered into a Consulting Agreement with Mr. Estell. The Consulting Agreement continues until December 31, 2020, terminable by either party with 90 days prior notice at any time, or 10 days’ notice by us upon the material breach of any term of the Consulting Agreement by Mr. Estell. We agreed to pay Mr. Estell compensation of $1,500 per week during the first year of the term; $1,575 per week during the second year of the term; and $1,654 per week during the third year of the term and Mr. Estell agreed to customary confidentiality and work made for hire terms in the agreement. We also agreed that Mr. Estell would be paid a $60,000 signing bonus, payable in four installments of $15,000 each on April 30, 2017, May 30, 2017, June 30, 2017 and July 30, 2017, and that Mr. Estell could earn a bonus on June 30th and December 31st, of each year during the term of the agreement, beginning with periods after January 1, 2017 equal to (a) total revenue generated by One Exam and other related companies and assets we may acquire in the future, less (i) $500,000, less (ii) 50% of the total revenue for the prior annual period of any related companies and assets we may acquire in the future, (b) divided by 100 (rounded down to the nearest $250,000 increment); plus (x) total gross profit generated by One Exam and other related companies and assets we may acquire in the future, less (i) $37,500, less (ii) 50% of the total gross profit for the prior annual period of any related companies and assets we may acquire in the future; (y) divided by 100 (rounded down to the nearest $25,000 increment)(the “ Bonus”). We are required to calculate the Bonus as soon as practicable after each June 30th and December 31st, and pay the Bonus due promptly after such calculation is made. In the event that the revenue or gross profit calculation above is negative, we shall decrease the applicable Bonus, provided that the Bonus may not be less than $0, provided further that any negative Bonus calculation for any period ending June 30th, carries over and adjusts downward any positive Bonus for any period ending December 31st.

NOTE 16 – SUBSEQUENT EVENTS

On February 6, 2017, the Company issued 25,253 shares of restricted stock to a consultant for services rendered. The fair market value of the common stock was $25,000 on the date of issuance.

On March 7, 2017, the Company issued 27,778 shares of restricted stock to a consultant for services rendered. The fair market value of the common stock $25,000 on the date of issuance.

On March 1, 2017, the Company issued 500,000 shares of restricted stock to two investors for gross proceeds of $75,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other “forward-looking” information. The words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “project,” “goal” and similar expressions identify such a statement was made, although not all forward-looking statements contain such identifying words. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the risks discussed in this and our other SEC filings. We do not promise to or take any responsibility to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements except as required by law. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K filed with the SEC on February 14, 2017 and amended on February 15, 2017. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2016, as amended, and the unaudited consolidated financial statements included in this quarterly report.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three months ended January 31, 2017, above.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Probility” and “Probility Media” refer specifically to Probility Media Corporation and its wholly and majority owned subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations, for the three months ended January 31, 2017 and 2016 are as follows:

	For the Three Months Ended January 31,		Increase
Statement of Operations Data:	2017	2016	(Decrease)
Revenue	$1,088,180	$878,005	$210,175
Cost of sales	862,347	621,573	240,774
Total operating expenses	1,497,077	233,122	1,263,955
Other expense	293,157	20,464	272,693
Net income (loss)	$(1,564,401)	$2,846	$(1,567,247)

For the three months ended January 31, 2017 compared to the three months ended January 31, 2016

Revenue

Revenue increased $210,175 from $878,005 for the three months ended January 31, 2016 to $1,088,180 for the three months ended January 31, 2017. The increase was due to an increase in web site sales during the period, as a result of increased advertising, marketing and sales efforts.

Cost of sales

Cost of sales increased $240,774, from $621,573 for the three months ended January 31, 2016 to $862,347 for the three months ended January 31, 2017. Cost of sales are variable with sales. The increase was due to the increased sales during the period. Our costs as a percentage of sales increased during this period also as a result of temporary sales promotions run during the period ended January 31, 2017, increased costs from third party web sites that carry our products, such as Amazon.com, as our volume of sales from these third party sites has increased. In addition, publishers of the codes and standards that we sell have been increasing the prices that they charge for their products and we have not been able to pass these increases on to our customers.

Gross profit

Gross profit decreased $30,599, from $256,432 for the three months ended January 31, 2016 to $225,833 for the three months ended January 31, 2017. The decrease in gross profit was due to increased sales promotions during the three months ended January 31, 2017 and increased cost of goods sold. Gross margins fell from 29% for the three months ended January 31, 2016 to 21% for the three months ended January 31, 2017.

General and administrative expenses

General and administrative expenses increased $262,442, from $176,248 for the three months ended January 31, 2016 to $438,690 for the three months ended January 31, 2017. The increase was due to increases in the following categories: advertising of $45,686, salaries of $140,042, bad debt expense of $5,754, rent of $17,218, dues and subscriptions of $7,031, stockholder services of $12,719, printing of $2,250, royalties of $2,116, travel and entertainment of $14,706, repairs of $2,913, offset by decreases in the following categories: credit card processing fees of $1,460 and property taxes of $5,888. Share based compensation increased due to the granting of options to purchase 1,025,000 shares of common stock to former members of the board, the accelerated vesting of a grant of 180,000 shares previously made to the Company’s Chief Financial Officer and the payment of $45,000 in consulting services by way of the issuance of 50,570 shares of the Company’s common stock. The fair market value of these stock grants, $947,312, was recorded during the three months ended January 31, 2017.

Professional fees

Professional fees for the three months ended January 31, 2017 increased $33,307, from $56,824 for the three months ended January 31, 2016 to $90,131 for the three months ended January 31, 2017. The increase was due to legal and accounting fees paid in connection with our acquisitions during the three months ended January 31, 2017.

Depreciation and amortization

Depreciation and amortization for the three months ended January 31, 2017 increased $20,894, from $50 for the three months ended January 31, 2016 to $20,944 for the three months ended January 31, 2017, due to the amortization of intangible assets that arose as a result of acquisitions completed during the three months ended January 31, 2017, resulting in additional amortization expense of $16,003 and depreciation of $4,941 on capitalized assets, such as office equipment, web sites and furnishings.

Other income and expense

Interest expense increased $33,702, from $20,464 for the three months ended January 31, 2016 to $54,166 for the three months ended January 31, 2017, due to higher levels of borrowing during the three months ended January 31, 2017. Gain on debt extinguishment increased $12,698 due to the effect of repayments on convertible debt on the derivative liability related to that debt. Change in derivative liability increased $230,898, from zero during the three months ended January 31, 2016 to $230,898 during the three months ended January 31, 2017 due to the variable conversion debt assumed as a result of the Share Exchange Agreement entered into on October 31, 2016. Amortization of note discount increased $20,791, from $0 for the three months ended January 31, 2016 to $20,791 for the three months ended January 31, 2017 due to the amortization of original issued discounts associated with borrowings made during the three months ended January 31, 2017.

Net income or loss

Net loss for the year increased $1,567,247, from net income of $2,846 for the three months ended January 31, 2016, to a net loss of $1,564,401 for the three months ended January 31, 2017 primarily due to share based compensation of $947,312, increase in change in derivative liability of $230,898, higher interest expenses of $33,702, increased general and administrative costs of $262,942 and decreased gross margin of $30,599.

Plan of Operations

The Company is currently comprised of two divisions, (1) an online aggregator of eLearning, standards, and codes for professional industries (Brown) and (2) an owner of Transferrin Doxorubicin, a conjugate of Transferrin Glycoproteins and Doxorubicin for the treatment of cancer (ProBility). The management team will manage both divisions concurrently with the intent of maximizing overall shareholder value. The Company is considering adding additional divisions in different industries to grow into a global conglomerate as discussed below.

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

We are a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these accounting, legal and other professional costs to be a minimum of $75,000 in the next year and will be higher, in the following years, if our business volume and activity increases. Increased business activity could greatly increase our professional fees for reporting requirements, and this could have a significant impact on future operating costs. The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will be dependent upon whether we can sustain and/or increase our sales revenue and raise the appropriate amount of capital.

Liquidity and Capital Resources

The Company had total assets of $2,553,918 as of January 31, 2017, including $839,765 of current assets, $1,458,541 of intangible assets, net, relating to the fair market value of the Faulk Assets and intangibles relating to the Premier and One Exam acquisitions (as defined and described in Note 5 to the audited financial statements included in “Part I – Financial Information” - “Item 1. Financial Statements”), $170,315 of net property and equipment and $77,797 relating to an investment in an urgent care facility (described below). The Company has previously made an investment in an urgent care center located in Houston, Texas. The investment in the urgent care center is a passive investment. The urgent care center is managed by the CEO and CFO of the Company, who collectively own 6% of the equity of the urgent care center. The Company owns 5% of the equity in the urgent care center, and accordingly, does not consolidate the results of the urgent care center. The Company recognizes its share of net profit and losses from this investment, which are not expected to have a material impact on the Company’s results of operations.

Our increase in cash of $43,192 can be attributed to recent sales of securities and the proceeds from debt. Our total liabilities increased $1,233,748 due to the issuance of notes payable, contingent liability of $566,000 that arose from the acquisition of One Exam Prep, LLC, increase in derivative liability of $218,200, accrued expenses related party of $129,367, and acquisition notes payable that arose from the purchase of One Exam Prep, LLC and Premier Purchasing and Marketing Alliance, LLC totaling $233,000.

The Company had total liabilities of $3,491,100 as of January 31, 2017, which included $2,434,668 of current liabilities. Included in current liabilities was $401,071 owed to related parties and $717,839 owed in notes payable, net. The amount owed to related parties consists of costs for the reimbursements for the purchase of inventory that were paid for with the personal credit cards of one of the shareholders. Notes payable are discussed in greater detail under “Note 8 – Notes Payable” and “Note 10 – Convertible Notes Payable” of our unaudited financial statements included herein under “Part I – Financial Information” - “Item 1. Financial Statements”

.

The Company has negative working capital of $1,594,903 as of January 31, 2017, and had net cash used in operations of $257,681 for the three months ended January 31, 2017.

The Company has funded operations through short term credit card debt and advances against future credit card receipts. During the three months ended January 31, 2017, the Company raised $331,500 from the private placement of equity. We plan to raise additional capital by the end of calendar year 2017 to fund ongoing operations and planned acquisitions. We intend to fund acquisitions primarily through the sale of our common stock and other convertible securities.

Cash flows

The Company had $257,681 of net cash used in operating activities for the three months ended January 31, 2017, which mainly included net loss of $1,564,401, share based compensation of $947,312, change in derivative liability of $230,898, depreciation and amortization of $20,944, an increase in accounts payable of $69,137, a $97,481 increase in accounts receivable and an decrease in merchandise inventory of $156,836.

The Company had $67,598 of net cash used in investing activities for the three months ended January 31, 2017, which was due to the net acquisition of One Exam Prep, LLC of $14,232 and $50,000 used for the acquisition of Premier Purchasing and Marketing Alliance LLC (as described in greater detail in Note 15 to the unaudited financial statements included herein), and $31,830 relating to an advance to an urgent care facility.

The Company had $368,471 of net cash provided by financing activities for the three months ended January 31, 2017, which was mainly due to $549,782 of proceeds from the sales of notes payable and $331,500 from the sale of common stock in the Company offset by $560,805 of repayments of notes payable.

Working Capital

	As of January 31,		Increase
	2017	2016	(Decrease)
Current assets	$839,765	$637,443	$202,322
Current liabilities	2,434,668	1,818,607	616,061
Working capital (deficit)	$(1,594,903)	$(1,181,164)	$(413,739)

Equity

On February 6, 2017, the Company issued 25,253 shares of restricted stock to a consultant for services rendered. The fair market value of the common stock was $25,000 on the date of issuance.

On March 7, 2017, the Company issued 27,778 shares of restricted stock to a consultant for services rendered. The fair market value of the common stock $25,000 on the date of issuance.

On March 1, 2017, the Company issued 500,000 shares of restricted stock to two investors for gross proceeds of $75,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of January 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee, and the lack of a majority of outside directors on our board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended October 31, 2016, filed with the SEC on February 14, 2017 and amended on February 15, 2017, under the heading “Risk Factors”, except as discussed below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Shareholders who hold unregistered shares of our common stock will be subject to resale restrictions pursuant to Rule 144, due to the fact that we are deemed to be a former “shell company” and our status as a former “shell company” may make it harder for us to raise capital or pay service providers in shares of our common stock.

Pursuant to Rule 144 of the Securities Act (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. While we do not believe that we are currently a “shell company”, we believe that we were previously a “shell company”, and as such are deemed to be a former “shell company” pursuant to Rule 144. Consequently, sales of our securities pursuant to Rule 144 may not be able to be made until we are subject to Section 13 or 15(d) of the Exchange Act and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.” Because we are deemed to be a former “shell company”, none of our non-registered securities will be eligible to be sold pursuant to Rule 144, until at least a year after we have cleared SEC comments on our Form 8-K filing we filed with the SEC on November 15, 2016, which report we are still in the process of amending and updating in response to outstanding SEC comments and questions, assuming we continue to file the reports required under the Exchange Act, any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the SEC and/or until a year after we have complied with the requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a former “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned). Furthermore, any non-registered securities outstanding at any time we cease filing reports with the SEC, or fail for any reason to file a required report, will no longer be able to be resold pursuant to Rule 144, which could make such securities illiquid and significantly decrease the value of such securities. Any or all of the above could cause the value of our securities to be less than those of a similarly situated non-former “shell company” and could cause the value of our securities to decline in value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Mr. Plumb was appointed Chief Financial Officer on March 21, 2016. The Company issued 180,000 shares of the Company’s common stock, vesting over a 36 month period, to Mr. Plumb in connection with such appointment, which vesting was accelerated in November 2016. The fair market value of the common stock was $150,505 on the date of grant.

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

On January 19, 2017, the Company issued 645,000 shares of restricted common stock under the terms of an Exchange Agreement with the owners of Premier Purchasing and Marketing Alliance, LLC. The fair market value of the shares on the date of issuance was $370,875.

On January 30, 2017, the Company sold 53,333 shares of restricted stock for gross proceeds of $8,000.

On January 30, 2017, the Company borrowed $70,000 from the Vice Chairman of the Board, Richard Corbin. The loan is due on February 10, 2017, at which time the Company will repay the loan and $1,000 of interest.

On February 6, 2017, the Company issued 25,253 shares of restricted stock to a consultant for services rendered.

On February 10, 2017, the Company sold 166,666 shares of restricted common stock for gross proceeds to $25,000.

On March 7, 2017, the Company issued 27,778 shares of restricted stock to a consultant for services rendered.

On March 1, 2017, the company sold 500,000 shares of restricted stock to two investors for gross proceeds of $75,000.

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

In connection with the closing of the One Exam Share Exchange (described under “Part I – Financial Information” – “Item 1. Financial Statements” - “Note 15 – Acquisitions” – “One Exam Prep Acquisition”, above), we issued the Secured Note to Mr. Estell (which note is convertible into shares of our common stock) and agreed to issue up to 1,000,000 Earn-Out Shares. In connection with the closing of the Premier Share Exchange (described under “Part I – Financial Information” – “Item 1. Financial Statements” - “Note 15 – Acquisitions” – “Premier Acquisition”, above), we issued the Premier Shares to Mr. Schwartz.

The Company claims an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, for the offer and sale of the Secured Note, Earn-Out Shares and Premier Shares, due to the fact that the foregoing offers and sales did not involve a public offering, the recipients took the securities for investment and not resale, the Company has taken appropriate measures to restrict transfer, and the recipients were (a) “accredited investors,” and (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
2.1+	Share Exchange Agreement by and among the Company, Brown Technical Media Corporation and the shareholders of Brown Technical Media Corporation dated November 8, 2016	Filed with the SEC on November 15, 2016, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
2.2+	Share Exchange Agreement by and among the Company, Premier Purchasing and Marketing Alliance LLC and the sole member of Premier Purchasing and Marketing Alliance LLC, dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
2.3+	Share Exchange Agreement by and among the Company, One Exam Prep LLC and the sole member of One Exam Prep LLC dated January 24, 2017	Filed with the SEC on January 31, 2017, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
3.1	Articles of Incorporation and Amendments	Filed with the SEC on February 6, 2013, as part of our Registration Statement on Form S-1, and incorporated herein by reference
3.2	Certificate of Amendment to Certificate of Incorporation, changing the Company’s name to “Probility Media Corporation”, Filed with the Secretary of State of Nevada on January 19, 2017	Filed with the SEC on February 10, 2017, as part of our Current Report on Form 8- K filed on the same date, and incorporated herein by reference
3.3	Certificate of Correction to Certificate of Amendment, Filed with the Secretary of State of Nevada on January 20, 2017	Filed with the SEC on February 10, 2017, as part of our Current Report on Form 8- K filed on the same date, and incorporated herein by reference
3.3	Bylaws	Filed with the SEC on February 6, 2013, as part of our Registration Statement on Form S-1, and incorporated herein by reference
10.1	Form of Stock Subscription Agreement (September, October and November 2016 sales of common stock)	Filed with the SEC on November 15, 2016, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.2	Form of Convertible Note Payable (relating to notes sold in August and October 2016)	Filed with the SEC on November 15, 2016, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.3	Employment agreement of Plumb dated April 8, 2013	Filed with the SEC on November 15, 2016, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.4	Employment agreement of Davis dated February 1, 2014	Filed with the SEC on November 15, 2016, as Exhibit 10.4 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.5	Amendment No. 1 to employment agreement of Plumb dated July 9, 2013	Filed with the SEC on November 15, 2016, as Exhibit 10.5 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.6	Amendment No. 2 to employment agreement of Plumb dated February 1, 2014	Filed with the SEC on November 15, 2016, as Exhibit 10.6 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.7	Amendment No. 3 to employment agreement of Plumb dated May 1, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.7 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.8	Amendment No. 1 to employment agreement of Davis dated May 1, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.8 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.9	Consulting agreement with Levine dated September 30, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.9 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference

10.10	Form of Note Payable issued in conjunction with the purchase of Brown Book Shop, Inc.	Filed with the SEC on November 15, 2016, as Exhibit 10.10 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.11	Form of subscription agreement for May, June and July 2016 sales of common stock.	Filed with the SEC on January 23, 2017, as Exhibit 10.13 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.12	Asset Purchase Agreement between Faulk Pharmaceuticals, Inc. and the Company dated April 6, 2015	Incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015
10.13	Loan agreement with Delta S Ventures, LLP dated March 16, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.13 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.14	Loan agreement with Business Financial Services, Inc., DBA BFS Capital, dated November 12, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.14 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference.
10.15	Loan agreement with Business Financial Services, Inc., DBA BFS Capital, dated June 14, 2016	Filed with the SEC on January 23, 2017, as Exhibit 10.15 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.16	Loan agreement with American Express Bank, FSB, dated July 14, 2014	Filed with the SEC on January 23, 2017, as Exhibit 10.16 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.17	Loan agreement with Celtic Bank, dated May 14, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.17 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.18	Loan agreement with Amazon Capital Services, Inc., dated September 17, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.18 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.19	Form of Copyright License Agreement	Filed with the SEC on January 23, 2017, as Exhibit 10.19 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.20	Reseller agreement with IHS Markit dated July 2, 2014	Filed with the SEC on January 23, 2017, as Exhibit 10.20 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.21	Amendment No. 1 to IHS Reseller Agreement, dated March 1, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.21 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.22	First Promissory Note in the amount of $50,000, owed by the Company to Scott Schwartz, dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.23	Second Promissory Note in the amount of $50,000, owed by the Company to Scott Schwartz, dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.24	Hill Promissory Note in the amount of $36,830.20, owed by the Company to Hill Electric Supply, Co., Inc., dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.25	Security Agreement by the Company in favor of Scott Schwartz and Hill Electric Supply, Co., Inc., dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.4 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference

10.26	Novation Agreement between the Company, Scott Schwartz, Premier Purchasing and Marketing Alliance LLC and Hill Electric Supply, Co., Inc., dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.5 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.27	Non-Recourse Secured Convertible Promissory Note in the amount of $300,000, owed by the Company to Rob Estell, dated January 20, 2017	Filed with the SEC on January 31, 2017, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.28	Security and Pledge Agreement by the Company in favor of Rob Estell, dated January 20, 2017	Filed with the SEC on January 31, 2017, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.29	Consulting Agreement with Rob Estell, dated January 24, 2017	Filed with the SEC on January 31, 2017, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.30	Form of Lock-Up Agreement	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2017
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Fled herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.	Fled herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer	Fled herewith.
101	Interactive Data File (Form 10-K for the year ended October 31, 2015 furnished in XBRL).	Fled herewith.
101.INS	XBRL Instance Document	Fled herewith.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Panther Biotechnology Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

+ Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Panther Biotechnology Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROBILITY MEDIA CORPORATION

Dated: March 22, 2017
/s/ Evan Levine
Evan Levine,
President and Chief Executive Officer
(Principal Executive Officer)

