Form 10-Q
period 2017-04-30
Probility Media Corp
filed 2017-06-19
CIK 1530981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 01, 2016 to April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of June 19, 2017, there were 45,508,841 shares of the issuer's common stock, par value $0.001, outstanding.

ProBility Media Corporation
(formerly Panther Biotechnology, Inc.)

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2017 AND 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Company's Form 10-K, filed with the SEC on February 14, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended October 31, 2017.

ProBility Media Corporation
(formerly Panther Biotechnology, Inc.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2017 AND 2016

(UNAUDITED)

ProBility Media Corporation
(formerly Panther Biotechnology, Inc.)

Consolidated Balance Sheets

(Unaudited)

	April 30,	October 31,
	2017	2016
ASSETS
Current Assets
Cash	$77,212	$68,369
Accounts receivable, net	193,299	54,279
Inventory	705,749	514,795
Total current assets	976,260	637,443

Property, plant, and equipment, net	166,629	98,510
Intangible assets, net	1,101,887	238,608
Security deposit	8,701	7,500
Investment in equity interest, at cost	–	45,967

Total Assets	$2,253,477	$1,028,028

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Current portion of acquisition notes payable	$25,341	$26,311
Current portion - lease payable	12,654	–
Accounts payable and accrued expenses	669,931	310,459
Accounts payable – related parties	112,833	20,112
Accrued expenses – related parties	411,999	271,704
Stock payable	–	33,668
Stock payable – related parties	–	84,562
Convertible notes payable, net	555,000	352,000
Notes payable, net	768,092	500,848
Derivative liabilities	250,556	218,943
Total current liabilities	2,806,406	1,818,607

Long-term liabilities:
Security deposit	7,050	7,000
Shareholder advance	88,000	88,000
Lease payable	58,924	–
Contingent liability	212,000	–
Acquisition notes payable	331,795	343,745
Total long-term liabilities	697,769	438,745
Total liabilities	3,504,175	2,257,352

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 45,496,341 and 39,784,717 issued and outstanding as of April 30, 2017 and October 31, 2016, respectively	45,497	39,785
Additional paid in capital	1,544,396	(498,623)
Accumulated deficit	(2,840,591)	(770,486)
Total stockholders' deficit	(1,250,698)	(1,229,324)

Total Liabilities and Stockholders' Deficit	$2,253,477	$1,028,028

The accompanying notes are an integral part of these consolidated financial statements.

ProBility Media Corporation
(formerly Panther Biotechnology, Inc.)

Consolidated Statements of Operations

For the Three and Six Months Ended April 30, 2017 and 2016

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
Revenue	$1,840,647	$727,286	$2,928,827	$1,605,291
Cost of sales	1,150,280	547,670	2,012,627	1,169,243
Gross profit	690,367	179,616	916,200	436,048

Operating expenses:
General and administrative expenses	794,206	172,291	1,232,896	348,539
Stock compensation	82,188	–	1,029,500	–
Professional fees	260,899	54,991	351,030	111,815
Impairment expense	111,361	–	111,361	–
Depreciation and amortization expense	70,425	1,609	91,369	1,659
Total operating expenses	1,319,079	228,891	2,816,156	462,013

Operating income (loss)	(628,712)	(49,275)	(1,899,956)	(25,965)

Other income (expense):
Discount amortization	(4,474)	–	(25,265)	–
Interest expense	(59,105)	(25,161)	(113,271)	(45,625)
Gain on debt extinguishment	69,542	–	82,240	–
Change in derivative liability	117,045	–	(113,853)	–
Total other income (expenses)	123,008	(25,161)	(170,149)	(45,625)

Income (loss) before income taxes	(505,704)	(74,436)	(2,070,105)	(71,590)
Net income attributable to non-controlling interests	–	–	–	1,394
Net loss attributable to ProBility	$(505,704)	$(74,436)	$(2,070,105)	$(72,984)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.05)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	45,143,289	23,582,766	43,662,799	23,582,766

The accompanying notes are an integral part of these consolidated financial statements.

Probility Media Corporation
(formerly Panther Biotechnology, Inc.)

Consolidated Statements of Cash Flows

For the Six Months Ended April 30, 2017 and 2016

(Unaudited)

	2017	2016
Cash Flows from Operating Activities:
Net loss	$(2,070,105)	$(71,590)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	91,369	1,659
Bad debt expense	31,819	4,199
Share-based compensation	1,029,500	–
Amortization of debt discount	25,265	–
Impairment expense	111,361	–
Change in derivative liability	113,853	–
Gain on debt extinguishment	(82,240)	–
Changes in operating assets and liabilities:
Accounts receivable	(170,839)	2,175
Inventory	27,530	(101,976)
Other assets	(1,201)	–
Accounts payable and accrued expenses	349,797	68,191
Accounts payable – related parties	173,016	–
Net cash used in operating activities	(370,875)	(97,342)

Cash Flows from Investing Activities:
Acquisition of One Exam Prep, LLC	14,232	–
Acquisition of National Electrical Wholesale Providers	(50,000)	–
Advances	(65,394)	(43,467)
PP&E purchases	(4,084)	–
Net cash used in investing activities	(105,246)	(43,467)

Cash Flows from Financing Activities:
Payments on convertible notes payable	(60,000)	–
Proceeds from convertible note payable	50,000	–
Payments on lease payable	(4,832)	–
Proceeds from sale of common stock	441,500	–
Payments on acquisition notes payable	(12,920)	(10,675)
Proceeds from notes payable	1,268,983	1,376,378
Payments on notes payable	(1,197,767)	(1,242,603)
Net cash provided by financing activities	484,964	123,100

Net change in cash	8,843	(17,709)
Cash at beginning of period	68,369	74,001
Cash at end of period	$77,212	$56,292

Supplemental Cash Flow Disclosure:
Interest paid	$96,409	$45,625
Taxes paid	$–	$–

Common stock issued for stock payable	$60,287	$–
Common stock issued upon conversion of convertible note payable	$88,626	$–

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the overall quality of the receivable portfolio along with specifically-identified customer risks. The Company has an allowance for doubtful accounts of $39,031 and $19,635 as of April 30, 2017 and October 31, 2016, respectively.

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using a weighted-average cost method. Price protection is recorded when earned as a reduction to the cost of inventory. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has no allowance as of April 30, 2017 and October 31, 2016.

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

(Unaudited)

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

Sales Taxes

The State of Texas imposes a sales tax on the Company’s sales to nonexempt customers. The Company collects that sales tax from customers and remits the entire amount to the State. The Company’s accounting policy is to exclude the tax collected and remitted to the State from revenue and cost of sales.

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

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Advertising Costs

We expense advertising costs as incurred and recorded $206,874 and $72,598 during the six months ended April 30, 2017 and 2016, respectively.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairment of intangible assets was identified for the six months ended April 30, 2017 or 2016.

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Fair Value of Financial Instruments

The Company believes that the fair value of its financial instruments comprising cash, accounts payable, and convertible notes approximate their carrying amounts. As of April 30, 2017 and October 31, 2016, the Company had no Level 1 or Level 2 financial assets or liabilities, and Level 3 financial liabilities consisted of the Company’s derivative liability.

The following table presents the fair value measurement information for the Company as of April 30, 2017:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$250,556	$–	$–	$250,556

The following table presents the fair value measurement information for the Company as of October 31, 2016:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$218,943	$–	$–	$218,943

Loss per Share

Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the three and six months ended April 30, 2017, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be antidilutive. For the six months ended April 30, 2017, the Company had 33,000 common stock warrants outstanding, at an exercise price of $6.00 per share, expiring on August 31, 2020, that were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive.

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

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, amending the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value instead of the lower of cost or market value. This ASU is effective for the Company beginning in the first quarter of 2017, allows for early adoption and must be applied prospectively after the date of adoption. The Company has adopted ASU 2015-11 and the implementation had no material impact on the Company’s Financial Statements.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a cumulative net loss since inception of $2,840,591, negative working capital of $1,830,146 and has required additional capital raises and credit card advances to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment

Property and equipment consists of the following:

	April 30, 2017	October 31, 2016
Equipment	$68,182	$68,182
Web sites	32,956	32,956
Leasehold improvements	19,002	19,002
Office equipment	86,028	5,533
Property and equipment	206,168	125,673
Less: accumulated depreciation	(39,539)	(27,163)
Property and equipment, net	$166,629	$98,510

Depreciation expense for the six months ended April 30, 2017 and 2016, is $12,376 and $1,659, respectively.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (CONT’D)

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

During the six months ended April 30, 2017, Mr. Levine, Mr. Davis, and Mr. Plumb were paid $68,000, $74,500 and $77,500, respectively, which is current period compensation and liquidation of amounts owed from prior periods.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of April 30, 2017 and October 31, 2016:

	Useful life	April 30, 2017	October 31, 2016
Faulk Patents	10	$274,000	$274,000
Customer Lists	3	55,702	–
Copyrights	5	886,570	–
Accumulated amortization and impairment		(114,385)	(35,392)
Intangible assets, net		$1,101,887	$238,608

Amortization expense for the six months ended April 30, 2017 and 2016 is $78,993 and $0, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

On November 7, 2016, the Company agreed to issue 500,000 shares of its restricted common stock to the Vice Chairman of the Board, Richard Corbin. The fair market value of the common stock was $395,000 on the date of issuance.

On December 23, 2016, the Company sold 333,334 shares of restricted common stock to the Vice Chairman of the Board of Directors, Richard Corbin, for gross proceeds of $50,000.

On January 30, 2017, the Company borrowed $70,000 from Richard Corbin, the Vice Chairman of the Board. The loan was due on February 10, 2017, at which time the Company will repay the loan and $1,000 of interest. The Company is currently in default. As of April 30, 2017, the outstanding balance was $45,000.

As of April 30, 2017 and October 31, 2016, total advances from certain officers, directors and shareholders of the Company were $88,000, which were used for payment of general operating expenses. The related parties advances have no conversion provisions into equity, have no paperwork associated with them and do not incur interest.

The Company uses credit cards of related parties to pay for certain operational expenses. The Company has agreed to pay the credit card balances, including related interest. As of April 30, 2017 and October 31, 2016, the Company has outstanding balances on these credit cards of $411,999 and $271,704, respectively.

During the six months ended April 30, 2017, the Company advanced $65,394 to an urgent care center that is managed by the President and CFO of the Company, who collectively own 6% of the equity of the urgent care center. The Company owns 5% of the equity in the urgent care center. On April 30, 2017, the Company recognized an impairment charge of $111,361 related to the investment.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following:

	As of,
	April 30, 2017	October 31, 2016
Note payable dated September 9, 2016, bearing interest at 14.9% per annum, due September 9, 2017	$68,140	$49,799
Note payable dated May 14, 2015, bearing interest at 18% per annum, due October 2017, guaranteed by the officers of the Company.	101,606	100,496
Note payable dated May 19, 2015, bearing interest at 33% per annum, due September 14, 2017, and guaranteed by the officers of the Company. The effective interest rate is 35.6% per annum.	144,973	241,770
Note payable dated October 23, 2014, bearing interest at 10% per annum and due in August 2017	109,115	131,960
Note payable dated March 16, 2015 bearing interest at 9%, due June 30, 2017.	51,000	51,000
Note payable dated January 1, 2017, bearing interest at 8%, due September 30, 2017. The note is secured by the membership interest of Premier Purchasing and Marketing Alliance, LLC held by the Company.	50,000	–
Non-interest bearing note payable dated January 1, 2017, due in three installments of $16,666 each on January 31, 2017, February 28, 2017 and March 31, 2017. The note is secured by the membership interest of Premier Purchasing and Marketing Alliance, LLC held by the Company. As of the filing date, the Company has made the required installment payments.	50,000	–
Non-interest bearing note payable dated January 1, 2017, due on March 1, 2017. The Company is currently in default on this note. The note is secured by the membership interest of Premier Purchasing and Marketing Alliance, LLC held by the Company.	36,830	–
Note payable dated January 30, 2017, bearing interest at 10%, due February 10, 2017. The Company is currently in default on this note.	45,000	–
Note payable dated January 17, 2017, bearing interest at 7%, due on January 17, 2018, and guaranteed by the officers of the Company.	56,182	–
Note payable dated March 16, 2015 bearing interest at 9%, due June 30, 2017	82,066	–
Note payable dated February 21, 2017, bearing interest at 28% per annum, due February 21, 2018, and guaranteed by the officers of the Company.	22,092	–
Total notes payable	817,004	575,025
Less original issue discount	(156,240)	(156,240)
Amortization of discount	107,328	82,063
Notes payable, net	$768,092	$500,848

NOTE 9 – STOCK PAYABLE

As of October 31, 2016, the Company has 324,000 shares of its restricted common stock that were fully vested and have not been issued. The shares have a fair market value of $118,230 as of October 31, 2016, of which 300,000 shares valued at $84,562 is owed to related parties. These shares were issued during the six months ended April 30, 2017 and the stock payable balance was $0 on April 30, 2017.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 10 – CONVERTIBLE NOTES PAYABLE

	April 30,	October 31,
Description	2017	2016
On August 20, 2015, the Company executed a convertible note payable in the original principal amount of $247,000 for net proceeds of $220,000, payable on March 31, 2018 bearing interest at 10% per annum. This note is convertible into the Company’s common stock at $7.50 per share unless the market capitalization of the Company falls below $15,000,000, at which point the conversion price will equal the market price of the Company’s common stock on the date of conversion. On October 29, 2015, the market capitalization of the Company fell below $15,000,000 and the variable conversion feature became permanent. The note is unsecured. See below.	$205,000	$265,000

During the year ended October 31, 2016, the Company sold convertible promissory notes in aggregate amount of $87,000 to three investors. During the six months ending April 30, 2017, the Company sold an additional note with a face value of $50,000. The notes bear interest at 10% per annum and may be converted into the common stock of the Company upon the completion of a capital raise of $500,000 by December 31, 2016 (a “Qualified Raise”). The notes may be converted into common stock at 75% of the price of the capital raised in the Qualified Raise. On December 31, 2016, notes with a principal and accrued interest balance of $88,626 were converted into 709,008 shares of the Company’s common stock. The remaining note is due on December 31, 2017.	50,000	87,000

On January 29, 2017, the Company executed a non-interest bearing convertible note in the original principal amount of $300,000, payable on January 20, 2018. The note is convertible into the Company’s common stock at $0.50 per share, no earlier than one year from the date of the note. The note is secured by the membership units of One Exam Prep, LLC held by the Company.	300,000	–

Total convertible notes payable, net	$555,000	$352,000

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

On May 12, 2017, Typenex sold the Note to an unrelated third party. In connection with the sale of the Note, the Company and the purchaser agreed to modify the terms of the Note so as to change the conversion price from a variable conversion rate to $0.04 per share.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 11 – LONG TERM DEBT

Long term debt consists of unsecured notes payable to the former shareholders of the Company related to the acquisition of Brown Book Shop, Inc. The notes bear interest at 8% per annum and are due February 1, 2019, with monthly principal and interest payments totaling $4,629. The balance on the notes is $357,136 and $370,056 at April 30, 2017 and October 31, 2016, respectively.

Years ending April 30,	Future Principal Payments
2018	$25,341
2019	90,348
2020	16,204
2021	17,549
2022	19,006
Thereafter	188,688
$357,136

The fair values approximate the related carrying values of the Company’s long-term debt, including current maturities.

NOTE 12 – CAPITALIZED LEASES

The Company has an obligation under a capitalized lease for certain equipment with a lease term of five years, expiring through May 2021. The capital lease obligation totaled $71,578 at April 30, 2017, and require monthly payments of $2,044. Interest is imputed at an average rate of approximately 18.00%. At April 30, 2017, the cost of rental equipment under capital leases amounted to $76,410 and related accumulated depreciation amounted to $5,258. The rental equipment may be repurchased at favorable prices by the Company upon expiration of the lease term (generally at the fair market value of the equipment at the expiration of the lease). The liability under each lease is secured by the underlying equipment on the lease.

At April 30, 2017, future minimum lease payments by year and the present value of future minimum capital lease payments are as follows:

Years ending April 30,	Amount
2018	$24,528
2019	24,528
2020	24,528
2021	24,528
2022	4,171
Total minimum payments	$102,283
Less amount representing interest	(30,705)
Present value of minimum lease payments	71,578
Less: current portion	(12,654)
Total long-term portion	$58,924

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 13 – DERIVATIVE LIABILITIES (CONT’D)

	April 30, 2017	October 31, 2016
Market value of common stock on measurement date (1)	$0.55	$0.56
Adjusted conversion price (2)	$0.1800	$0.2304
Risk free interest rate (3)	0.99%	0.68%
Life of the note in years	0.811 years	1.726 years
Expected volatility (4)	583.67%	360.57%
Expected dividend yield (5)	–	–

(1)	The market value of common stock is based on closing market price as of initial valuation date.
(2)	The adjusted conversion price is calculated based on conversion terms described in the note agreement.
(3)	The risk-free interest rate was determined by management using the 2 year Treasury Bill as of the respective offering or measurement date.
(4)	The volatility factor was estimated by management using the historical volatilities of the Company’s stock.
(5)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The valuation of the derivative liability was $250,556 and $218,943 on April 30, 2017 and October 31, 2016. During the six months ended April 30, 2017, the Company recognized derivative expense of $113,853 related to the change in fair value and gain on debt extinguishment of $82,240 as a result of principal payments totaling $60,000.

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

On November 7, 2016, the Company formed a Scientific Advisory Board (“SAB”) comprised of David Barshis, John Norton, and Heinz-Josef Lenz. The Company agreed to issue 150,000 shares of its restricted common stock to each member of the SAB or a total of 450,000 shares of common stock as compensation for their service on the SAB. The fair market value of the common stock was $355,500 on the date of issuance.

On November 8, 2016, the Company issued 23,187 shares of restricted common stock to the former Chairman of the Board for the settlement of stock payable. The fair market value of the common stock was $60,287 on the date of issuance.

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

On December 23, 2016, the Company sold 333,334 shares of restricted common stock to the Vice Chairman of the Board of Directors, Richard Corbin, for gross proceeds of $50,000.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 14 – STOCKHOLDERS’ EQUITY (CONT’D)

On December 31, 2016, investors holding convertible notes with a face value of $87,000 converted their notes into 709,008 shares of restricted common stock according to the terms of the agreement.

In December 2016 and January 2017, the Company sold an aggregate of 1,256,667 shares of restricted common stock for gross proceeds of $188,500.

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

On January 30, 2017, the Company sold 53,333 shares of restricted common stock for gross proceeds of $8,000.

On February 6, 2017, the Company issued 12,500 shares of restricted common stock to a consultant for services rendered pursuant to a consulting agreement entered on February 15, 2017. The fair market value of the common stock was $7,188 on the date of issuance.

On February 10, 2017, the Company sold 166,667 shares of restricted common stock for gross proceeds of $25,000.

On March 1, 2017, the Company sold 500,000 shares of restricted common stock to two investors for gross proceeds of $75,000.

On March 7, 2017, the Company issued 27,778 shares of restricted common stock to a consultant for services rendered pursuant to a consulting agreement entered on January 18, 2017. The fair market value of the common stock $25,000 on the date of issuance.

On March 20, 2017, the Company issued 48,077 shares of restricted common stock to a consultant for services rendered pursuant to a consulting agreement entered on January 18, 2017. The fair market value of the common stock $25,000 on the date of issuance.

On April 20, 2017, the Company issued 47,170 shares of restricted common stock to a consultant for services rendered pursuant to a consulting agreement entered on January 18, 2017. The fair market value of the common stock $25,000 on the date of issuance.

On April 14, 2017, the Company sold 66,667 shares of restricted common stock to an investor for gross proceeds of $10,000.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 15 – ACQUISITIONS

Premier Acquisition

On January 19, 2017, the Company executed a Share Exchange Agreement (the “Premier Exchange Agreement”), by and between the Company, Premier Purchasing and Marketing Alliance LLC (“Premier”), and the sole member of Premier, Scott Schwartz. In connection with the closing of the transactions contemplated by the Premier Exchange Agreement (the “Premier Exchange”), we acquired 100% of the outstanding membership interests of Premier from Mr. Schwartz in consideration for $557,705 in consideration as follows:

•	$50,000 cash;

•	$136,830 in notes payable;

•	$370,875 of common stock - 645,000 shares of restricted common stock (the “Premier Shares”).

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 15 – ACQUISITIONS (CONT’D)

Premier services several multibillion dollar companies such as Consolidated Electrical Distributors and Home Depot reaching thousands of accounts in locations throughout the United States.

The following preliminary information summarizes the allocation of the fair values assigned to the assets at the purchase date:

Amount
Cash and cash equivalents	$–
Inventory	58,524
Customer list	55,702
Copyrights	443,479
Total identifiable assets	557,705
Less: liabilities assumed	–
Total purchase price	$557,705

The following table summarizes the costs of amortizable intangible assets related to the Premier acquisition:

	Estimated Cost	Useful life (years)
Customer list	$55,702	3
Copyrights	443,479	5
Total	$499,181

The results of Premier are included in the consolidated financial statements effective January 1, 2017. The following schedule contains pro-forma consolidated results of operations for the six months ended April 30, 2017 and 2016 as if the acquisition occurred on November 1, 2015. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on November 1, 2015, or of results that may occur in the future:

	Six months ended April 30,
	2017		2016
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$2,928,827	$3,185,700	$1,605,291	$1,735,040
Income (loss) from operations	(1,899,956)	(1,897,984)	(25,965)	(36,771)
Net income (loss)	$(2,070,105)	$(2,068,133)	$(71,590)	$(82,396)
Earnings (loss) per common share-Basic	$(0.05)	$(0.05)	$(0.00)	$(0.00)
Earnings (loss) per common share-Diluted	$(0.05)	$(0.05)	$(0.00)	$(0.00)

One Exam Prep Acquisition

On January 26, 2017, the Company executed a Share Exchange Agreement (the “One Exam Exchange Agreement”), by and between the Company, One Exam Prep LLC (“One Exam”), and the sole member of One Exam, Rob Estell. In connection with the closing of the transactions contemplated by the One Exam Exchange Agreement (the “One Exam Exchange”), we acquired 100% of the outstanding membership interests of One Exam from Mr. Estell in consideration for the Non-Recourse Secured Convertible Promissory Note (the “Secured Note”).

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 15 – ACQUISITIONS (CONT’D)

As additional consideration for agreeing to the terms of the transaction, we agreed to issue Mr. Estell up to 1,000,000 shares of restricted common stock of the Company, as an earn-out, with shares being issued in fiscal 2017 and/or fiscal 2018 (up to a maximum of 1,000,000 in aggregate for both years (the “Earn-Out Shares”)), based on the following calculation: (a) total annual revenue of One Exam (for the years ended December 31, 2017 and 2018, as applicable) minus $1,000,000, divided by three, (b) plus total net profit of One Exam minus $100,000, multiplied by three, multiplied by (c) 0.30. For example:

Annual revenue of One Exam	$4,000,000
Less: $1,000,000	(1,000,000)
Sub-total	3,000,000
Divided by 3	Divided by 3
Sub-total	1,000,000
Net profit of One Exam	200,000
Less: $100,000	(100,000)
Sub-total	$1,100,000
Times .30	Times 0.30
Common shares up to 1,000,000	330,000

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

The Non-Recourse Secured Convertible Promissory Note (the “Secured Note”) provided to Mr. Estell at closing evidences the principal amount of $300,000 owed to Mr. Estell, which does not accrue interest. Beginning on the first business day which falls thirty days after the earlier of (a) January 20, 2018; and (b) the date we determine in our sole discretion, and continuing month to month thereafter, a portion of the principal amount of the Secured Note equal to the lesser of (A) ten percent (10%) of the total trading volume of our common stock for the thirty (30) days prior to such applicable date; and (B) such number of shares of common stock as equals 4.99% of our then outstanding shares of common stock, multiplied by $0.50 per share, automatically converts into common stock. Additionally, on the first business day following January 20, 2019, the remaining balance of the Secured Note converts into common stock at a conversion price of $0.50 per share. If we fail to comply with any of the provisions of the Secured Note, Mr. Estell’s sole remedy is to take back ownership of the membership interests representing 100% of the ownership of One Exam. The Secured Note contains standard and customary events of default and may be prepaid at any time without penalty. Mr. Estell also entered into a Lock-Up Agreement with us in connection with the closing.

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 15 – ACQUISITIONS (CONT’D)

The following preliminary information summarizes the allocation of the fair values assigned to the assets at the purchase date:

Amount
Cash and cash equivalents	$14,232
Inventory	159,961
Property and equipment	76,410
Copyrights	443,091
Total identifiable assets	693,694
Less: liabilities assumed	(121,694)
Less: contingent consideration and bonus consideration	(272,000)
Total purchase price (less contingent and bonus consideration)	$300,000

The following table summarizes the costs of amortizable intangible assets related to the One Exam acquisition:

	Estimated Cost	Useful life (years)
Copyrights	$443,091	5
Total	$443,091

The results of One Exam are included in the consolidated financial statements effective January 1, 2017. The following schedule contains pro-forma consolidated results of operations for the six months ended April 30, 2017 and 2016 as if the acquisition occurred on November 1, 2015. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on November 1, 2015, or of results that may occur in the future:

	Six months ended April 30,
	2017		2016
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$2,928,827	$3,097,052	$1,605,291	$1,801,020
Income (loss) from operations	(1,899,956)	(1,893,438)	(25,965)	(15,662)
Net income (loss)	$(2,070,105)	$(2,063,587)	$(71,590)	$(61,287)
Earnings (loss) per common share-Basic	$(0.05)	$(0.05)	$(0.00)	$(0.00)
Earnings (loss) per common share-Diluted	$(0.05)	$(0.05)	$(0.00)	$(0.00)

NOTE 16 – SUBSEQUENT EVENTS

On May 1, 2017, the Company authorized the issuance of 670,000 shares of common stock to Evan Levine, CEO of the Company, and has agreed to issue 670,000 shares of common stock to both Noah Davis, COO and Steven Plumb, CFO, and 233,000 shares of common stock to Rich Corbin, Jr., Chairman of the Board of Directors, as compensation. These shares have not yet been issued. The fair market value of the grants to Levine, Davis, and Plumb on the date of grant was $368,500, for a total of $1,105,000. The fair market value of the grant to Corbin was $128,150 on the date of grant.

On May 15, 2017, the Company issued 12,500 shares of restricted stock to a consultant for services rendered. The fair market value of the common stock $5,375 on the date of issuance.

On May 18, 2017, the Company entered into a binding letter of intent to purchase 100% of the outstanding common stock of W Marketing, Inc. in exchange for a) a note in the amount of $75,000 bearing interest at 8% and payable in twelve equal monthly installments, b) 900,000 shares of the Company’s common stock valued at $450,000, and c) assume up to $70,000 in existing debt. If on the date of closing the share price is below $0.50 per share then the Company will issue additional shares to reach the same $450,000 in value.

The Company previously issued common stock for capital raising services and the consultant failed to raise the required funds. On May 1, 2017, the Company entered into a settlement agreement and received and canceled 547,373 shares of common stock.

In June 2017, the Company sold convertible notes payable with a face value of $378,000 to 5 investors. The notes bear interest at 15%, are due in one year and are convertible at $0.15 per share.

In June 2017, the Company sold a convertible note payable with a face value of $200,000 to an investor. The note bears interest at 12% and is due in June 2020 and is convertible at $0.25 per share. The Company is obligated to make monthly principal and interest payments of $2,000 per month to the note holder.

On June 18, 2017, the Vice Chairman of the Board, who holds a $50,000 note dated January 30, 2017, with the Company agreed to convert the principal balance on his note into a convertible note that bears interest at 12% and is due in June 2020 and is convertible at $0.25 per share. The Company is obligated to make monthly principal and interest payments of $500 per month to the note holder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other “forward-looking” information. The words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “project,” “goal,” and similar expressions identify such a statement was made, although not all forward-looking statements contain such identifying words. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the risks discussed in this and our other SEC filings. We do not promise to or take any responsibility to update forward-looking information to reflect actual results or changes in assumption or other factors that could affect those statements except as required by law. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place under reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K filed with the SEC on February 14, 2017 and amended on February 15, 2017. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this is conjunction with the discussion under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2016, as amended, and the unaudited consolidated financial statements included in this quarterly report.

Certain capitalized terms used below but not otherwise defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and six months ended April 30, 2017, above.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “Probility” and “Probility Media” refer specifically to Probility Media Corporation and its wholly and majority owned subsidiaries.

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

Results of Operations

The following summary of our results of operations, for the three months ended April 30, 2017 and 2016 are as follows:

	For the Three Months Ended April 30,		Increase
Statement of Operations Data:	2017	2016	(Decrease)
Revenue	$1,840,647	$727,286	$1,113,361
Cost of sales	1,150,280	547,670	602,610
Gross profit	690,367	179,616	510,751
Total operating expenses	1,319,079	228,891	1,090,188
Other income (expense)	123,008	(25,161)	148,169
Net loss	$(505,704)	$(74,436)	$(431,268)

For the three months ended April 30, 2017 compared to the three months ended April 30, 2016

Revenue

The revenue increased $1,113,361 from $727,286 for the three months ended April 30, 2016 to $1,840,647 for the three months ended April 30, 2017. The increase was due to an increase in web site sales from increased marketing during the period, and the acquisitions completed during the quarter ending January 31, 2017. Sales of online training courses were $46,867 during the three months ended April 30, 2017, compared to zero for the three months ended April 30, 2016. During the three months ended April 30, 2017, the Company recognized revenues from One Exam Prep LLC and Premier Purchasing and Marketing Alliance LLC of $419,373 and $151,264, respectively, which includes the online training course sales.

Cost of sales

Cost of sales increased $602,610, from $547,670 for the three months ended April 30, 2016 to $1,150,280 for the three months ended April 30, 2017. Cost of sales are variable with sales. The increase was due to the increased sales during the period. Our costs as a percentage of sales decreased during the period ending April 30, 2017 as a result of higher margins from online training courses due to the One Exam Prep LLC acquisition. During the three months ended April 30, 2017, the Company recognized cost of sales from One Exam Prep LLC and Premier Purchasing and Marketing Alliance LLC of $109,171 and $146,418, respectively.

Gross profit

Gross profit increased $510,751, from $179,616 for the three months ended April 30, 2016 to $690,367 for the three months ended April 30, 2017. Our gross margin as a percentage of sales increased 13%, from 25% during the three months ending April 30, 2016 to 38% during the three months ended April 30, 2017. Gross margins for One Exam Prep LLC and Premier Purchasing and Marketing Alliance LLC were 74% and 30%, respectively, for the three months ended April 30, 2017. The increase in gross margins was due to the acquisitions completed in January 2017.

General and administrative expenses

General and administrative expenses increased $621,915, from $172,291 for the three months ended April 30, 2016 to $794,206 for the three months ended April 30, 2017. The increase was due to increases in the following categories: advertising of $88,589, salaries of $309,706, bad debt expense of $21,866, rent of $11,988, dues and subscriptions of $11,536, printing of $11,368, royalties of $5,615, travel and entertainment of $18,993, repairs of $6,422, office supplies of $37,599, credit card processing fees of $16,731, SEC printing related costs of $26,374, freight costs of $10,620, information technology fees of $4,975, repairs of $6,422, taxes of $5,941, and media of $6,237.

Stock compensation

Share based compensation increased due to the granting of 135,525 shares of common stock to consultants for the payment of $82,188 in consulting services. The fair market value of these stock grants, $82,188, was recorded during the three months ended April 30, 2017.

Impairment expense

Impairment expense increased $111,361 due to the write off of an investment in an urgent care center that is managed by the President and CFO of the Company, who collectively own 6% of the equity of the urgent care center.

Professional fees

Professional fees for the three months ended April 30, 2017 increased $205,908, from $54,991 for the three months ended April 30, 2016 to $260,899 for the three months ended April 30, 2017. The increase was due to legal fees paid in connection with our acquisitions and SEC filings during the current fiscal year.

Depreciation and amortization

Depreciation and amortization for the three months ended April 30, 2017 increased $68,816, from $1,609 for the three months ended April 30, 2016 to $70,425 for the three months ended April 30, 2017 due to the amortization of intangible assets that arose as a result of acquisitions completed during the current fiscal year. These acquisitions gave rise to additional amortization expense of $62,990 and depreciation of $7,435 on capitalized assets, such as intellectual property, customer lists, office equipment, web sites and furnishings.

Other income and expense

Interest expense increased $33,944, from $25,161 for the three months ended April 30, 2016 to $59,105 for the three months ended April 30, 2017 due to higher levels of borrowing during the three months ended April 30, 2017. Change in derivative liability increased $117,045, from $0 during the three months ended April 30, 2016 to derivative income of $117,045 during the three months ended April 30, 2017 due to the variable conversion debt assumed as a result of the Share Exchange Agreement entered into on October 31, 2016. Gain on debt extinguishment increased $69,542, from $0 during the three months ended April 30, 2016 to $69,542 during the three months ended April 30, 2017 due to the principal payments totaling $60,000 on the Typenex convertible note. Amortization of note discount increased $4,474, from $0 for the three months ended April 30, 2016 to $4,474 for the three months ended April 30, 2017 due to the amortization of original issued discounts recognized during the three months ended April 30, 2017.

Net loss

Net loss for the period increased $431,268, from $74,436 for the three months ended April 30, 2016 to $505,704 for the three months ended April 30, 2017 due to higher interest expenses of $33,944 and increased operating expenses of $1,090,188 offset by an increased gross margin of $510,751, derivative income of $117,045 and gain on debt extinguishment of $69,542.

The following summary of our results of operations, for the six months ended April 30, 2017 and 2016 are as follows:

	For the Six Months Ended April 30,		Increase
Statement of Operations Data:	2017	2016	(Decrease)
Revenue	$2,928,827	$1,605,291	$1,323,536
Cost of sales	2,012,627	1,169,243	843,384
Gross profit	916,200	436,048	480,152
Total operating expenses	2,816,156	462,013	2,354,143
Other expense	(170,149)	(45,625)	(124,524)
Net loss	$(2,070,105)	$(71,590)	$(1,998,515)

For the six months ended April 30, 2017 compared to the six months ended April 30, 2016

Revenue

Revenue increased $1,323,536 from $1,605,291 for the six months ended April 30, 2016 to $2,928,827 for the six months ended April 30, 2017. The increase was due to sales from companies that were acquired during the quarter ending January 31, 2017, and an increase in web site sales during the period, which were the result of increased advertising, marketing and sales efforts. Sales of online training courses were $213,502 during the six months ended April 30, 2017, compared to zero for the six months ended April 30, 2016. During the six months ended April 30, 2017, the Company recognized revenues from One Exam Prep LLC and Premier Purchasing and Marketing Alliance LLC of $553,213 and $233,469, respectively, which includes the online training courses sales.

Cost of sales

Cost of sales increased $843,384, from $1,169,243 for the six months ended April 30, 2016 to $2,012,627 for the six months ended April 30, 2017. Our costs as a percentage of sales decreased during this period from 73% during the six months ended April 30, 2016 to 69% during the six months ended April 30, 2017. The decrease was a result of the higher margins from online training courses due to the One Exam Prep LLC acquisition. During the six months ended April 30, 2017, the Company recognized cost of sales from One Exam Prep LLC and Premier Purchasing and Marketing Alliance LLC of $224,595 and $179,889, respectively.

Gross profit

Gross profit increased $480,152, from $436,048 for the six months ended April 30, 2016 to $916,200 for the six months ended April 30, 2017. The increase in gross margins was due to increased sales from promotions during the six months ended April 30, 2017 and from companies that were acquired in January 2017. Gross margins increased from 27% for the six months ended April 30, 2016 to 31% for the six months ended April 30, 2017. Gross margins for One Exam Prep LLC and Premier Purchasing and Marketing Alliance LLC were 59% and 23%, respectively, for the six months ended April 30, 2017.

General and administrative expenses

General and administrative expenses increased $884,357, from $348,539 for the six months ended April 30, 2016 to $1,232,896 for the six months ended April 30, 2017. The increase was due to increases in the following categories: advertising of $134,276, salaries of $449,749, bad debt expense of $27,620, rent of $29,473, dues and subscriptions of $18,567, stockholder services of $12,719, printing of $30,624, royalties of $6,278, travel and entertainment of $33,698, repairs of $6,649, credit card processing fees of $17,427 and shareholder-related expenses $20,027.

Stock compensation

Share based compensation increased due to the granting of 1,025,000 shares of common stock to former members of the board, the accelerated vesting of a grant of 180,000 shares previously made to the Company’s Chief Financial Officer and the payment of $69,245 in consulting services by way of the issuance of 186,095 shares of the Company’s common stock. The fair market value of these stock grants, $1,029,500, was recorded during the six months ended April 30, 2017.

Impairment expense

Impairment expense increased $111,361 due to the write off of an investment in an urgent care center that is managed by the President and CFO of the Company, who collectively own 6% of the equity of the urgent care center.

Professional fees

Professional fees for the six months ended April 30, 2017 increased $239,215, from $111,815 for the six months ended April 30, 2016 to $351,030 for the six months ended April 30, 2017. The increase was due to legal and accounting fees paid in connection with our acquisitions during the six months ended April 30, 2017.

Depreciation and amortization

Depreciation and amortization for the six months ended April 30, 2017 increased $89,710, from $1,659 for the six months ended April 30, 2016 to $91,369 for the six months ended April 30, 2017 due to the amortization of intangible assets that arose as a result of acquisitions completed during the six months ended April 30, 2017 resulting in additional amortization expense of $78,993 and depreciation of $12,376 on capitalized assets, such as intellectual property, customer lists, office equipment, web sites and furnishings.

Other income and expense

Interest expense increased $67,646, from $45,625 for the six months ended April 30, 2016 to $113,271 for the six months ended April 30, 2017 due to higher levels of borrowing during the six months ended April 30, 2017, compared to the same period in the prior year. Change in derivative liability increased $113,853, from $0 during the six months ended April 30, 2016 to derivative expense of $113,853 during the six months ended April 30, 2017 due to the variable conversion debt assumed as a result of the Share Exchange Agreement entered into on October 31, 2016. Gain on debt extinguishment increased $82,240, from $0 during the six months ended April 30, 2016 to $82,240 during the six months ended April 30, 2017 due to the principal payments totaling $60,000 on the Typenex convertible note. Amortization of note discount increased $25,265, from $0 for the six months ended April 30, 2016 to $25,265 for the six months ended April 30, 2017 due to the amortization of original issued discounts during the six months ended April 30, 2017.

Net loss

Net loss for the period increased $1,998,515, from $71,590 for the six months ended April 30, 2016 to $2,070,105 for the six months ended April 30, 2017 primarily due to an increase in derivative expense of $113,853, higher interest expenses of $67,646 and increased operating expenses of $2,354,143, offset by increased gross margin of $480,152 and gain on debt extinguishment of $82,240.

Plan of Operations

The Company is currently comprised of two divisions, (1) an online aggregator of eLearning, standards, and codes for professional industries (Brown) and (2) a owner of Transferrin Doxorubicin, a conjugate of Transferrin Glycoproteins and Doxorubicin for the treatment of cancer (ProBility). The management team will manage both divisions concurrently with the intent of maximizing overall shareholder value. The Company is considering adding additional divisions in different industries to grow into a global conglomerate as discussed below.

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

We are a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these accounting, legal and other professional costs to be a minimum of $150,000 in the next year and will be higher, in the following years, if our business volume and activity increases. Increased business activity could greatly increase our professional fees for reporting requirements, and this could have a significant impact on future operating costs. The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will be dependent upon whether we can sustain and/or increase our sales revenue and raise the appropriate amount of capital.

Liquidity and Capital Resources

The Company had total assets of $2,253,477 as of April 30, 2017, including $976,260 of current assets, $1,101,887 of intangible assets, net, relating to the fair market value of the Faulk Assets and intangibles relating to the Premier and One Exam acquisitions, and $166,629 of net property and equipment.

Our increase in cash of $8,843 can be attributed to recent sales of securities and the proceeds from debt, offset by the payment of debt. Our total liabilities increased $1,246,823 due to the issuance of notes payable, recognition of a contingent liability of $212,000 that arose from the acquisition of One Exam Prep, LLC, increases in derivative liability of $31,613, accrued expenses related party of $140,295 in connection with credit cards of related parties used to pay for certain operational expenses, and acquisition notes payable that arose from the purchase of One Exam Prep, LLC and Premier Purchasing and Marketing Alliance, LLC totaling approximately $247,000.

The Company had total liabilities of $3,504,175 as of April 30, 2017, which included $2,806,406 of current liabilities. Included in current liabilities was $411,999 owed to related parties and $768,092 owed in notes payable, net. The amount owed to related parties consists of costs for the reimbursements for the purchase of inventory that were paid for with the personal credit cards of one of the shareholders. Notes payable are discussed in greater detail under “Note 8 – Notes Payable” and “Note 10 – Convertible Notes Payable” of our financial statements included herein under “Part I – Financial Information” – “Item 1. Financial Statements”.

The Company has negative working capital of $1,830,146 as of April 30, 2017, and had net cash used in operations of $370,875 for the six months ended April 30, 2017.

The Company has funded operations through short term credit card debt and advances against future credit card receipts. During the six months ended April 30, 2017, the Company raised $441,500 from the private placement of equity. We plan to raise additional capital by the end of calendar year 2017 to fund ongoing operations and planned acquisitions. We intend to fund acquisitions primarily through the sale of our common stock and other convertible securities.

Cash flows

The Company had $370,875 of net cash used in operating activities for the six months ended April 30, 2017, which mainly included net loss of $2,070,105, share based compensation of $1,029,500, gain on debt extinguishment of $82,240, impairment expense of $111,361, change in derivative liability of $113,853, depreciation and amortization of $91,369, an increase in accounts payable of $349,797, a $170,839 increase in accounts receivable, a $1,201 increase in other assets and a decrease in inventory of $27,530.

The Company had $105,246 of net cash used in investing activities for the six months ended April 30, 2017, which was due to the net acquisition of One Exam Prep, LLC of $14,232 and $50,000 used for the acquisition of Premier Purchasing and Marketing Alliance LLC (as described in greater detail in Note 15 to the unaudited financial statements contained herein), and $65,394 relating to an investment in an urgent care facility.

The Company had $484,964 of net cash provided by financing activities for the six months ended April 30, 2017, which was mainly due to $1,318,983 of proceeds from notes payable and convertible notes and $441,500 from the sale of common stock in the Company offset by $1,275,519 of repayments of notes payable, convertible notes, and capitalized leases.

Working Capital

	As of April 30,		Increase
	2017	2016	(Decrease)
Current assets	$976,260	$708,841	$267,419
Current liabilities	2,806,406	799,709	2,006,697
Working capital (deficit)	$(1,830,146)	$(90,868)	$(1,739,278)

Equity

On February 6, 2017, the Company issued 12,500 shares of restricted common stock to a consultant for services rendered. The fair market value of the common stock was $7,188 on the date of issuance.

On February 10, 2017, the Company sold 166,667 shares of restricted common stock for gross proceeds of $25,000.

On March 1, 2017, the Company issued 500,000 shares of restricted common stock to two investors for gross proceeds of $75,000.

On March 7, 2017, the Company issued 27,778 shares of restricted common stock to a consultant for services rendered. The fair market value of the common stock $25,000 on the date of issuance.

On March 20, 2017, the Company issued 48,077 shares of restricted common stock to a consultant for services rendered. The fair market value of the common stock $25,000 on the date of issuance.

On April 20, 2017, the Company issued 47,170 shares of restricted common stock to a consultant for services rendered. The fair market value of the common stock $25,000 on the date of issuance.

On April 14, 2017, the Company issued 66,667 shares of restricted common stock to an investor for gross proceeds of $10,000.

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

Item 4A. Controls and Procedures

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

Based on our evaluation under the frameworks described above, our management concluded that as of April 30, 2017, that our internal controls over financial reporting were not effective and that material weakness exists in our internal control over financial reporting. The material weaknesses consists of controls associated with segregation of duties, no audit committee, and a lack of written policies and procedures for internal controls. To address the material weaknesses we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Notwithstanding this material weakness, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the six months ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4B. Other Information

None.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 6, 2017, the Company issued 12,500 shares of restricted common stock to a consultant for services rendered. The fair market value of the common stock was $7,188 on the date of issuance.

On February 10, 2017, the Company sold 166,667 shares of restricted common stock for gross proceeds of $25,000.

On March 1, 2017, the Company issued 500,000 shares of restricted common stock to two investors for gross proceeds of $75,000.

On March 7, 2017, the Company issued 27,778 shares of restricted common stock to a consultant for services rendered. The fair market value of the common stock $25,000 on the date of issuance.

On March 20, 2017, the Company issued 48,077 shares of restricted common stock to a consultant for services rendered. The fair market value of the common stock $25,000 on the date of issuance.

On April 20, 2017, the Company issued 47,170 shares of restricted common stock to a consultant for services rendered. The fair market value of the common stock $25,000 on the date of issuance.

On April 14, 2017, the Company issued 66,667 shares of restricted common stock to an investor for gross proceeds of $10,000.

The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
2.1	Share Exchange Agreement by and among the Company, Brown Technical Media Corporation and the shareholders of Brown Technical Media Corporation dated November 8, 2016	Filed with the SEC on November 15, 2016, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
2.2	Share Exchange Agreement by and among the Company, Premier Purchasing and Marketing Alliance LLC and the sole member of Premier Purchasing and Marketing Alliance LLC, dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
2.3	Share Exchange Agreement by and among the Company, One Exam Prep LLC and the sole member of One Exam Prep LLC dated January 24, 2017	Filed with the SEC on January 31, 2017, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
3.1	Articles of Incorporation and Amendments	Filed with the SEC on February 6, 2013, as part of our Registration Statement on Form S-1, and incorporated herein by reference
3.2	Amendment to Articles of Incorporation	Filed with the SEC on February 10, 2017, as part of our Current Report on Form 8- K filed on the same date, and incorporated herein by reference
3.3	Bylaws	Filed with the SEC on February 6, 2013, as part of our Registration Statement on Form S-1, and incorporated herein by reference
10.1	Form of Stock Subscription Agreement (September, October and November 2016 sales of common stock)	Filed with the SEC on November 15, 2016, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.2	Form of Convertible Note Payable (relating to notes sold in August and October 2016)	Filed with the SEC on November 15, 2016, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.3	Employment agreement of Plumb dated April 8, 2013	Filed with the SEC on November 15, 2016, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.4	Employment agreement of Davis dated February 1, 2014	Filed with the SEC on November 15, 2016, as Exhibit 10.4 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.5	Amendment No. 1 to employment agreement of Plumb dated July 9, 2013	Filed with the SEC on November 15, 2016, as Exhibit 10.5 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.6	Amendment No. 2 to employment agreement of Plumb dated February 1, 2014	Filed with the SEC on November 15, 2016, as Exhibit 10.6 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.7	Amendment No. 3 to employment agreement of Plumb dated May 1, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.7 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.8	Amendment No. 1 to employment agreement of Davis dated May 1, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.8 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.9	Consulting agreement with Levine dated September 30, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.9 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.10	Form of Note Payable issued in conjunction with the purchase of Brown Book Shop, Inc.	Filed with the SEC on November 15, 2016, as Exhibit 10.10 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.11	Form of subscription agreement for May, June and July 2016 sales of common stock.	Filed with the SEC on January 23, 2017, as Exhibit 10.13 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.12	Asset Purchase Agreement between Faulk Pharmaceuticals, Inc. and the Company dated April 6, 2015	Incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015

10.13	Loan agreement with Delta S Ventures, LLP dated March 16, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.13 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.14	Loan agreement with Business Financial Services, Inc., DBA BFS Capital, dated November 12, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.14 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference.
10.15	Loan agreement with Business Financial Services, Inc., DBA BFS Capital, dated June 14, 2016	Filed with the SEC on January 23, 2017, as Exhibit 10.15 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.16	Loan agreement with American Express Bank, FSB, dated July 14, 2014	Filed with the SEC on January 23, 2017, as Exhibit 10.16 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.17	Loan agreement with Celtic Bank, dated May 14, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.17 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.18	Loan agreement with Amazon Capital Services, Inc., dated September 17, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.18 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.19	Form of Copyright License Agreement	Filed with the SEC on January 23, 2017, as Exhibit 10.19 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.20	Reseller agreement with IHS Markit dated July 2, 2014	Filed with the SEC on January 23, 2017, as Exhibit 10.20 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.21	Amendment No. 1 to IHS Reseller Agreement, dated March 1, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.21 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.22	First Promissory Note in the amount of $50,000, owed by the Company to Scott Schwartz, dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.23	Second Promissory Note in the amount of $50,000, owed by the Company to Scott Schwartz, dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.24	Hill Promissory Note in the amount of $36,830.20, owed by the Company to Hill Electric Supply, Co., Inc., dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.25	Security Agreement by the Company in favor of Scott Schwartz and Hill Electric Supply, Co., Inc., dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.4 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.26	Novation Agreement between the Company, Scott Schwartz, Premier Purchasing and Marketing Alliance LLC and Hill Electric Supply, Co., Inc., dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.5 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.27	Form of Lock-Up Agreement with Scott Schwartz	Filed with the SEC on January 25, 2017, as Exhibit 10.6 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.28	Non-Recourse Secured Convertible Promissory Note in the amount of $300,000, owed by the Company to Rob Estell, dated January 20, 2017	Filed with the SEC on January 31, 2017, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference

10.29	Security and Pledge Agreement by the Company in favor of Rob Estell, dated January 20, 2017	Filed with the SEC on January 31, 2017, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.30	Consulting Agreement with Rob Estell, dated January 24, 2017	Filed with the SEC on January 31, 2017, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.31	Form of Lock-Up Agreement with Rob Estell	Filed with the SEC on January 31, 2017, as Exhibit 10.4 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
14.1	Code of Ethics	Incorporated by reference and previously filed as an exhibit with the Company’s Form 10-K for the year ended May 31, 2013, filed on August 29, 2013
21.1	Subsidiaries	Filed with the SEC on November 15, 2016, as Exhibit 21.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.	Filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.	Filed herewith.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.	Filed herewith.
101	Interactive Data File (Form 10-K for the year ended October 31, 2015 furnished in XBRL).	Filed herewith.
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROBILITY MEDIA CORPORATION

Dated: June 19, 2017
/s/ Evan Levine
Evan Levine,
President and Chief Executive Officer

