Form 10-Q
period 2017-07-31
Probility Media Corp
filed 2017-09-27
CIK 1530981

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of September 27, 2017, there were 51,890,323 shares of the issuer's common stock, par value $0.001, outstanding.

ProBility Media Corporation
(formerly Panther Biotechnology, Inc.)

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2017 AND 2016

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

ProBility Media Corporation
(formerly Panther Biotechnology, Inc.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2017 AND 2016

(UNAUDITED)

ProBility Media Corporation
(formerly Panther Biotechnology, Inc.)

Consolidated Balance Sheets

(Unaudited)

	July 31,	October 31,
	2017	2016
ASSETS
Current Assets
Cash	$240,528	$68,369
Accounts receivable, net	1,063,329	54,279
Inventory	690,502	514,795
Other current assets	16,460	–
Total current assets	2,010,819	637,443

Property, plant, and equipment, net	172,324	98,510
Intangible assets, net	1,770,395	238,608
Security deposit	8,701	7,500
Investment in equity interest, at cost	–	45,967

Total Assets	$3,962,239	$1,028,028

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Current portion of acquisition notes payable	$137,974	$26,311
Current portion - lease payable	12,654	–
Accounts payable and accrued expenses	1,404,361	310,459
Accounts payable – related parties	–	20,112
Accrued expenses – related parties	365,801	271,704
Stock payable	–	33,668
Stock payable – related parties	–	84,562
Current portion of convertible notes payable, net of discount of $505,222 and $0, respectively	525,778	352,000
Notes payable, net of discount of $12,354 and $74,177, respectively	950,115	500,848
Derivative liabilities	–	218,943
Total current liabilities	3,396,683	1,818,607

Long-term liabilities:
Security deposit	7,000	7,000
Shareholder advance	93,000	88,000
Lease payable	58,924	–
Contingent liability	362,000	–
Convertible notes payable, net	45,000	–
Acquisition notes payable	387,702	343,745
Total long-term liabilities	953,626	438,745
Total liabilities	4,350,309	2,257,352

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 51,683,173 and 39,784,717 issued and outstanding as of July 31, 2017 and October 31, 2016, respectively	51,684	39,785
Additional paid in capital	4,566,542	(498,623)
Accumulated deficit	(5,006,296)	(770,486)
Total stockholders' deficit	(388,070)	(1,229,324)

Total Liabilities and Stockholders' Deficit	$3,962,239	$1,028,028

The accompanying notes are an integral part of these consolidated financial statements.

ProBility Media Corporation
(formerly Panther Biotechnology, Inc.)

Consolidated Statements of Operations

For the Three and Nine Months Ended July 31, 2017 and 2016

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016
Revenue	$3,043,449	$627,700	$5,972,276	$2,232,990
Cost of sales	2,007,006	469,156	4,019,633	1,638,398
Gross profit	1,036,443	158,544	1,952,643	594,592

Operating expenses:
General and administrative expenses	1,214,150	192,470	2,447,046	545,723
Stock compensation	1,353,334	–	2,382,834	–
Professional fees	127,873	32,653	478,903	140,729
Impairment expense	276,335	–	387,696	–
Depreciation and amortization expense	102,416	8,646	193,785	9,331
Total operating expenses	3,074,108	233,769	5,890,264	695,783

Operating loss	(2,037,665)	(75,225)	(3,937,621)	(101,191)

Other income (expense):
Discount amortization	(276,336)	–	(301,601)	–
Interest expense	(102,260)	(95,092)	(215,531)	(140,717)
Gain on debt extinguishment	–	–	82,240	–
Change in derivative liability	250,556	–	136,703	–
Total other income (expenses)	(128,040)	(95,092)	(298,189)	(140,717)

Loss before income taxes	(2,165,705)	(170,317)	(4,235,810)	(241,908)
Net loss attributable to non-controlling interests	–	110,389	–	108,995
Net loss attributable to ProBility	$(2,165,705)	$(59,928)	$(4,235,810)	$(132,913)

Net loss per common share, basic and diluted	$(0.04)	$(0.01)	$(0.09)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	49,127,229	23,582,766	45,504,292	23,582,766

The accompanying notes are an integral part of these consolidated financial statements.

Probility Media Corporation
(formerly Panther Biotechnology, Inc.)

Consolidated Statements of Cash Flows

For the Nine Months Ended July 31, 2017 and 2016

(Unaudited)

	2017	2016
Cash Flows from Operating Activities:
Net loss	$(4,235,810)	$(241,908)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	193,785	9,331
Bad debt expense	31,305	10,407
Share-based compensation	2,382,834	–
Amortization of debt discount	301,601	62,162
Impairment expense	387,696	–
Change in derivative liability	(136,703)	–
Gain on debt extinguishment	(82,240)	–
Changes in operating assets and liabilities:
Accounts receivable	(675,013)	2,461
Inventory	205,649	30,656
Other assets	(17,661)	–
Accounts payable and accrued expenses	689,258	(144,979)
Accounts payable – related parties	73,985	85,282
Net cash used in operating activities	(881,314)	(186,588)

Cash Flows from Investing Activities:
Acquisitions of Premier Purchasing and Marketing Alliance, LLC, One Exam Prep, LLC, W Marketing, Inc. and Cranbury Associates, LLC.	(9,425)	–
Advances to cost method investee – related party	(123,672)	(43,466)
PP&E purchases	(19,019)	–
Net cash used in investing activities	(152,116)	(43,466)

Cash Flows from Financing Activities:
Payments on convertible notes payable	(60,000)	–
Proceeds from convertible note payable	606,000	–
Payments on lease payable	(4,832)	–
Proceeds from sale of common stock	441,500	–
Payments on acquisition notes payable	(19,380)	–
Proceeds from notes payable	2,192,138	1,245,707
Payments on notes payable	(1,949,837)	(1,049,904)
Net cash provided by financing activities	1,205,589	195,803

Net change in cash	172,159	(34,251)
Cash at beginning of period	68,369	74,001
Cash at end of period	$240,528	$39,750

Supplemental Cash Flow Disclosure:
Interest paid	$181,243	$53,017
Taxes paid	$–	$–

Common stock issued for stock payable	$60,287	$–
Common stock issued upon conversion of convertible note payable	$168,626	$–
Discount on convertible notes from beneficial conversion features	$745,000	$–

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

Brown acquired a 51% interest on January 31, 2014 in Brown Book Shop, Inc., (“Brown Books”) a Texas corporation that was formed as Brown Book Shop, a sole-proprietorship, in 1946, and on June 8, 1976 was incorporated in Texas as Brown Book Shop, Inc. The Company operates a number of e-commerce websites, including www.browntechnical.org, www.1examprep.com, www.CranburyInternational.com, www.New-Providers.com, and www.WMarketingOnline.com. On October 31, 2016, Brown acquired the remaining 49% of Brown Books.

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

On June 22, 2017, the Company acquired 100% of the outstanding shares of W Marketing Inc. (“W Marketing”) a New York corporation. The acquisition of W Marketing was effective May 1, 2017.

On July 31, 2017, the Company acquired 100% of the outstanding shares of Cranbury Associates, LLC (“Cranbury”) a Vermont limited liability company. The acquisition of Cranbury was effective May 1, 2017.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the overall quality of the receivable portfolio along with specifically-identified customer risks. The Company has an allowance for doubtful accounts of $27,901 and $19,635 as of July 31, 2017 and October 31, 2016, respectively.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the average cost method. Price protection is recorded when earned as a reduction to the cost of inventory. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and a realizable selling price less normal costs of disposal, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has no allowance as of July 31, 2017 and October 31, 2016.

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

Advertising Costs

We expense advertising costs as incurred and recorded $661,033 and $142,194 during the nine months ended July 31, 2017 and 2016, respectively.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. The Company recognized impairment expense of $218,058 related to the Faulk patents during the nine months ended July 31, 2017.

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

Fair Value of Financial Instruments

The Company believes that the fair value of its financial instruments comprising cash, accounts receivable, cost investments, accounts payable, and convertible notes approximate their carrying amounts. As of July 31, 2017 and October 31, 2016, the Company had no Level 1 or Level 2 financial assets or liabilities, and Level 3 financial liabilities consisted of the Company’s derivative liability.

There are no level 3 fair value measurements as of July 31, 2017 since the convertible note was modified and no derivative liability exists as of July 31, 2017:

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

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Loss per Share

Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the three and nine months ended July 31, 2017, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be antidilutive. For the nine months ended July 31, 2017, the Company had 33,000 common stock warrants outstanding, at an exercise price of $6.00 per share, expiring on August 31, 2020, that were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), replacing most existing revenue recognition guidance under GAAP and eliminating industry specific guidance. The core principal of the new guidance is that an entity should recognize revenue for the transfer of goods and services equal to an amount it expects to be entitled to receive for those goods and services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date by one year. This ASU will be effective for the Company beginning in the first quarter of 2018, allows for early adoption in the first quarter of 2017 and may be applied using either a full retrospective approach or a modified retrospective approach. The Company is currently analyzing the impacts of the guidance including the increased footnote disclosures.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a cumulative net loss since inception of $5,006,296, negative working capital of $1,385,864 and has required additional capital raises and credit card advances to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment

Property and equipment consists of the following:

	July 31, 2017	October 31, 2016
Equipment	$68,182	$68,182
Web sites	44,600	32,956
Leasehold improvements	19,002	19,002
Office equipment	89,318	5,533
Property and equipment	221,102	125,673
Less: accumulated depreciation	(48,778)	(27,163)
Property and equipment, net	$172,324	$98,510

Depreciation expense for the nine months ended July 31, 2017 and 2016, is $21,615 and $1,659, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of July 31, 2017 and October 31, 2016:

	Useful life	July 31, 2017	October 31, 2016
Faulk Patents	10	$–	$274,000
Customer Lists	3	671,327	–
Copyrights	5	1,250,688	–
Accumulated amortization and impairment		(151,620)	(35,392)
Intangible assets, net		$1,770,395	$238,608

Amortization expense for the nine months ended July 31, 2017 and 2016 is $172,169 and $0, respectively. The amortization included amortization of $20,550 on the Faulk Patents and the Company recognized impairment of $218,058 related to the Faulk assets during the quarter ending July 31, 2017.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

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

On January 30, 2017, the Company borrowed $70,000 from Richard Corbin, the Vice Chairman of the Board. The loan was originally due on February 10, 2017, at which time the Company was to repay the loan and $1,000 of interest. The loan has been amended and the maturity date was extended to June 2020. As of July 31, 2017, the outstanding balance was $45,000.

As of July 31, 2017 and October 31, 2016, total advances from certain officers, directors and shareholders of the Company were $88,000, which were used for payment of general operating expenses. The related parties advances have no conversion provisions into equity, have no paperwork associated with them and do not incur interest.

The Company uses credit cards of related parties to pay for certain operational expenses. The Company has agreed to pay the credit card balances, including related interest. As of July 31, 2017 and October 31, 2016, the Company has outstanding balances on these credit cards of $365,801 and $271,704, respectively.

During the nine months ended July 31, 2017, the Company advanced $123,672 to an urgent care center that is managed by the President and CFO of the Company, who collectively own 6% of the equity of the urgent care center. The Company owns 5% of the equity in the urgent care center. In August 2017, the urgent care center’s assets were sold and the buyer assumed certain liabilities including relieving our officers of certain financial responsibilities; therefore, we have recognized the original investment and advances totaling $169,638 as compensation to our officers, which is included in impairment expense for the three and nine months ended July 31, 2017.

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

During the nine months ended July 31, 2017, Mr. Levine, Mr. Davis, and Mr. Plumb were paid $105,000, $93,500 and $126,000, respectively, which is current period compensation and liquidation of amounts owed from prior periods.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	As of,
	July 31, 2017	October 31, 2016
Note payable dated September 9, 2016, bearing interest at 14.9% per annum, due November 2017	$52,000	$49,799
Note payable dated May 14, 2015, bearing interest at 18% per annum, due September 2018, guaranteed by the officers of the Company.	100,983	100,496
Note payable dated May 19, 2015, bearing interest at 33% per annum, due September 14, 2017, and guaranteed by the officers of the Company. The effective interest rate is 35.6% per annum. This note was paid in full at maturity.	86,269	241,770
Note payable dated October 23, 2014, bearing interest at 10% per annum and due in August 2017. This note was renewed at maturity and the due date was extended to February 2018	78,614	131,960
Note payable dated March 16, 2015 bearing interest at 9%, due June 30, 2017. The note is in default at July 31, 2017 which had no impact on the interest rate.	51,000	51,000
Note payable dated January 1, 2017, bearing interest at 8%, due September 30, 2017. The note is secured by the membership interest of Premier Purchasing and Marketing Alliance, LLC held by the Company	50,000	–
Non-interest bearing note payable dated January 1, 2017, due on March 1, 2017. The note is secured by the membership interest of Premier Purchasing and Marketing Alliance, LLC held by the Company. The note is in default; however no notice of default received at the date of filing.	36,830	–
Note payable dated January 17, 2017, bearing interest at 7%, due on January 17, 2018, and guaranteed by the officers of the Company.	158,466	–
Note payable dated March 14, 2017 bearing interest at 9%, due March 14, 2018	66,318	–
Note payable dated July 26, 2017 bearing interest at 16.216%, due on July 26, 2018	229,908	–
Line of credit with a maximum value of $125,000 dated January 4, 2008 bearing interest at the prime rate plus 2%.	52,081	–
Total notes payable	962,469	575,025
Less original issue discount	(156,240)	(156,240)
Amortization of discount	143,886	82,063
Notes payable, net of discount	950,115	500,848
Less, current portion	(950,115)	–
Long term portion of notes payable	$–	$–

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 7 – NOTES PAYABLE (CONT’D)

Notes payable related to certain acquisitions consists of the following:

	As of,
	July 31, 2017	October 31, 2016
Notes payable dated June, 22, 2017, bearing interest at 8% per annum, due August 22, 2018 with monthly principal and interest payments totaling $3,306 beginning August 22, 2017. The notes are to the former owners of W Marketing.	$75,000	$–
Note payable dated July, 31, 2017, bearing interest at 6% per annum, due November 30, 2019 with monthly principal and interest payments totaling $4,153 beginning November 1, 2017. The notes are to the former owner of Cranbury.	100,000	–
Notes payable dated January 31, 2014 bearing interest at 8%, due February 1, 2019 with monthly principal and interest payments totaling $4,629. The notes are due to the former owners of Brown Book Store.	350,676	370,056
Total notes payable	525,676	370,056
Less, current portion	(137,974)	(26,311)
Long term portion of notes payable	$387,702	$343,745

Years ending July 31,	Future Principal Payments
2018	$137,974
2019	387,702
2020	–
2021	–
2022	–
Thereafter	–
$525,676

The fair values approximate the related carrying values of the Company’s long-term debt, including current maturities.

NOTE 8 – STOCK PAYABLE

As of October 31, 2016, the Company has 324,000 shares of its restricted common stock that were fully vested and have not been issued. The shares have a fair market value of $118,230 as of October 31, 2016, of which 300,000 shares valued at $84,562 is owed to related parties. The 324,000 common shares were issued during the nine months ended July 31, 2017 and the stock payable balance was $0 on July 31, 2017.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 9 – CONVERTIBLE NOTES PAYABLE

	July 31,	October 31,
Description	2017	2016
On August 20, 2015, the Company executed a convertible note payable to Typenex Co-Investment, L.LC. in the original principal amount of $247,000 for net proceeds of $220,000, payable on March 31, 2018 bearing interest at 10% per annum. This note is convertible into the Company’s common stock at $7.50 per share unless the market capitalization of the Company falls below $15,000,000, at which point the conversion price will equal the market price of the Company’s common stock on the date of conversion. On October 29, 2015, the market capitalization of the Company fell below $15,000,000 and the variable conversion feature became permanent. The note is unsecured. On May 12, 2017 the note holder sold this note to an unrelated third party. See additional information below.	$125,000	$265,000

During the year ended October 31, 2016, the Company sold convertible promissory notes in aggregate amount of $87,000 to three investors. During the six months ending April 30, 2017, the Company sold an additional note with a face value of $50,000. The notes bear interest at 10% per annum and may be converted into the common stock of the Company upon the completion of a capital raise of $500,000 by December 31, 2016 (a “Qualified Raise”). The notes may be converted into common stock at 75% of the price of the capital raised in the Qualified Raise. On December 31, 2016, notes with a principal and accrued interest balance of $88,626 were converted into 709,008 shares of the Company’s common stock. The remaining note is due on December 31, 2017.	50,000	87,000

On January 20, 2017, the Company executed a non-interest bearing convertible note in the original principal amount of $300,000, payable on January 20, 2018. The note is convertible into the Company’s common stock at $0.50 per share, no earlier than one year from the date of the note. The note is secured by the membership units of One Exam Prep, LLC held by the Company.	300,000	–

In June 2017, the Company sold convertible notes payable of $356,000 to 8 investors. The notes bear interest at 15%, are due in one year and are convertible at $0.15 per share. In connection with the issuance, the company recorded a discount of $356,000 from the beneficial conversion feature that will be amortized over the life of the note.	356,000	–

In June 2017, the Company sold a convertible note payable of $200,000 to an investor. The note bears interest at 12% and is due in June 2020 and is convertible at $0.25 per share. The Company is obligated to make monthly principal and interest payments of $2,000 per month to the note holder. In connection with the issuance, the company recorded a discount of $184,000 from the beneficial conversion feature that will be amortized over the life of the note.	200,000

On June 18, 2017, the Vice Chairman of the Board, who holds a $45,000 note dated January 30, 2017, with the Company agreed to convert the principal balance on his note into a convertible note that bears interest at 12% and is due in June 2020 and is convertible at $0.25 per share. The Company is obligated to make monthly principal and interest payments of $500 per month to the note holder.	45,000	–

Total convertible notes payable, net	$1,076,000	$352,000
Less: net discount on convertible notes payable	(505,222)	–
Less, current portion	(525,778)	(352,000)
Long term portion of convertible notes payable	45,000	–

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONT’D)

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

On May 12, 2017, Typenex sold the Note to an unrelated third party. In connection with the sale of the Note, the Company and the purchaser agreed to modify the terms of the Note so as to change the conversion price from a variable conversion rate to a fixed conversion price of $0.04 per share. In connection with the change to fixed conversion terms the Company no longer has a derivative liability and recorded a beneficial conversion feature of $205,000 which is included with interest expense. The note bears interest at 10% per annum and is due on demand.

On June 21, 2017, the debt holder converted $80,000 in accordance with the conversion terms for 2,000,000 shares of common stock.

NOTE 10 – CAPITALIZED LEASES

The Company has an obligation under a capitalized lease for certain equipment with a lease term of five years, expiring through May 2021. The capital lease obligation totaled $71,578 at July 31, 2017, and require monthly payments of $2,044. Interest is imputed at an average rate of approximately 18.00%. At July 31, 2017, the cost of rental equipment under capital leases amounted to $76,410 and related accumulated depreciation amounted to $9,905. The rental equipment may be repurchased at favorable prices by the Company upon expiration of the lease term (generally at the fair market value of the equipment at the expiration of the lease). The liability under each lease is secured by the underlying equipment on the lease.

At July 31, 2017, future minimum lease payments by year and the present value of future minimum capital lease payments are as follows:

Years ending July 31,	Amount
2018	$24,528
2019	24,528
2020	24,528
2021	24,528
2022	4,171
Total minimum payments	$102,283
Less amount representing interest	(30,705)
Present value of minimum lease payments	71,578
Less: current portion	(12,654)
Total long-term portion	$58,924

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 11 – DERIVATIVE LIABILITIES

On August 20, 2015, the Company issued a convertible note agreement with a variable conversion feature that gave rise to an embedded derivative instrument. The derivative feature has been valued using a binomial lattice-based option valuation model using holding period assumptions developed from the Company’s business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies. Increases or decreases in the Company’s share price, the volatility of the share price, changes in interest rates in general, and the passage of time will all impact the value of the derivative instrument. The Company re-values the derivative instrument at the end of each reporting period and any changes are reflected as changes in derivative liabilities in the consolidated statements of operations. Beginning in May 2017 the Company no longer had any derivative liabilities due to a modification in the convertible feature of certain notes. See note 9 for a discussion of the convertible note. The assumptions used are as follows:

	July 31, 2017		October 31, 2016
Market value of common stock on measurement date (1)	$	n/a	$0.56
Adjusted conversion price (2)	$	n/a	$0.2304
Risk free interest rate (3)		n/a	0.68%
Life of the note in years		n/a	1.726 years
Expected volatility (4)		n/a	360.57%
Expected dividend yield (5)		–	–

(1)	The market value of common stock is based on closing market price as of initial valuation date.
(2)	The adjusted conversion price is calculated based on conversion terms described in the note agreement.
(3)	The risk-free interest rate was determined by management using the 2 year Treasury Bill as of the respective offering or measurement date.
(4)	The volatility factor was estimated by management using the historical volatilities of the Company’s stock.
(5)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

There was no derivative liability as of July 31, 2017. The valuation of the derivative liability was $218,943 on October 31, 2016. During the nine months ended July 31, 2017, the Company recognized derivative expense of $136,703 related to the change in fair value and gain on debt extinguishment of $82,240 as a result of principal payments totaling $60,000.

NOTE 12 – STOCKHOLDERS’ EQUITY

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

NOTE 12 – STOCKHOLDERS’ EQUITY (CONT’D)

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

NOTE 12 – STOCKHOLDERS’ EQUITY (CONT’D)

On April 14, 2017, the Company sold 66,667 shares of restricted common stock to an investor for gross proceeds of $10,000.

On May 1, 2017, the Company authorized the issuance of 670,000 shares of common stock to Evan Levine, CEO of the Company, and has agreed to issue 670,000 shares of common stock to both Noah Davis, COO and Steven Plumb, CFO, and 223,000 shares of common stock to Rich Corbin, Jr., Chairman of the Board of Directors, as compensation. The fair market value of the grants to Levine, Davis, and Plumb on the date of grant was $368,500, for a total of $1,105,500. The fair market value of the grant to Corbin was $122,833 on the date of grant.

On May 1, 2017, the Company issued 40,744 shares to two consultants for services. The fair market value of the common stock was $24,949 on the date of issuance.

On May 18, 2017 and June 18, 2017, the Company issued 58,548 and 53,442 shares of restricted common stock to a consultant for services rendered pursuant to a consulting agreement entered on January 18, 2017. The fair market value of each issuance of the common stock was $25,000 on the date of issuance.

On June 1, 2017, the Company issued 62,552 shares to two consultants for services. The fair market value of the common stock was $24,937 on the date of issuance.

On June 21, 2017, a debt holder of the Company converted $80,000 of debt in accordance with the conversion terms for 2,000,000 shares of common stock at $0.04 per share. See Note 9.

On June 22, 2017 the Company issued 900,000 shares of common stock related to the acquisition of W Marketing. See Note 13.

On July 1, 2017, the Company issued 53,900 shares to two consultants for services. The fair market value of the common stock was $24,946 on the date of issuance.

On July 31, 2017, the Company issued 784,313 shares of common stock related to the acquisition of Cranbury. See Note 13.

NOTE 13 – ACQUISITIONS

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

(Unaudited

NOTE 13 – ACQUISITIONS (CONT’D)

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited

NOTE 13 – ACQUISITIONS (CONT’D)

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited

NOTE 13 – ACQUISITIONS (CONT’D)

As part of the One Exam Exchange, we entered into a Consulting Agreement with Mr. Estell. The Consulting Agreement continues until December 31, 2020, terminable by either party with 90 days prior notice at any time, or 10 days’ notice by us upon the material breach of any term of the Consulting Agreement by Mr. Estell. We agreed to pay Mr. Estell compensation of $1,500 per week during the first year of the term; $1,575 per week during the second year of the term; and $1,654 per week during the third year of the term and Mr. Estell agreed to customary confidentiality and work made for hire terms in the agreement. We also agreed that Mr. Estell would be paid a $60,000 signing bonus, payable in four installments of $15,000 each on April 30, 2017, May 30, 2017, June 30, 2017 and July 30, 2017, and that Mr. Estell could earn a bonus on June 30th and December 31st, of each year during the term of the agreement, beginning with periods after January 1, 2017 equal to (a) total revenue generated by One Exam and other related companies and assets we may acquire in the future, less (i) $500,000, less (ii) 50% of the total revenue for the prior annual period of any related companies and assets we may acquire in the future, (b) divided by 100 (rounded down to the nearest $250,000 increment); plus (x) total gross profit generated by One Exam and other related companies and assets we may acquire in the future, less (i) $37,500, less (ii) 50% of the total gross profit for the prior annual period of any related companies and assets we may acquire in the future; (y) divided by 100 (rounded down to the nearest $25,000 increment) (the “ Bonus ”). We are required to calculate the Bonus as soon as practicable after each June 30th and December 31st, and pay the Bonus due promptly after such calculation is made. In the event that the revenue or gross profit calculation above is negative, we shall decrease the applicable Bonus, provided that the Bonus may not be less than $0, provided further that any negative Bonus calculation for any period ending June 30th, carries over and adjusts downward any positive Bonus for any period ending December 31st.

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

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited

NOTE 13 – ACQUISITIONS (CONT’D)

W Marketing Acquisition

On June 22, 2017, we consummated the transactions contemplated by a Share Exchange Agreement (the “W Marketing Exchange Agreement”), by and between the Company, W Marketing Inc. (“W Marketing”), and the two shareholders of W Marketing (the “W Marketing Shareholders”). In connection with the closing of the transactions contemplated by the W Marketing Exchange Agreement (the “W Marketing Exchange”), we acquired 100% of the outstanding shares of capital stock of W Marketing from the W Marketing Shareholders in consideration for 900,000 shares of restricted common stock (the “W Marketing Shares”), the assumption of an outstanding promissory note in the amount of $70,000 owed by W Marketing to Citibank and $75,000 in W Marketing Notes (defined below). The W Marketing Exchange has an effective date of May 1, 2017. The W Marketing Share Exchange Agreement included standard and customary representations, warranties and indemnification rights.

As additional consideration for agreeing to the terms of the transaction, we agreed to issue the W Marketing Shareholders an additional $50,000 of shares of restricted common stock (based on the closing sales price of the Company’s common stock on July 31, 2018), in the event the revenue generated by W Marketing exceeds $1.5 million during the 12 calendar months ended July 31, 2018 (the “W Marketing Earn-Out” and the “W Marketing Earn-Out Shares”).

W Marketing, located in Hauppauge, New York, provides the latest National Electrical Code (NEC) through its nationwide network of electrical distributors, which includes bookstores, trade/vocational schools, universities, retail chains, specialty retailers, and independent hardware stores. The NEC is a regionally adoptable standard for the safe installation of electrical wiring and equipment in the United States. It is part of the National Fire Codes series published by the National Fire Protection (NFPA), a private association. First published in 1897, the NEC is updated and published every three years. W Marketing’s library of published products includes courses and exam preparation materials.

We provided Promissory Notes (the “W Marketing Notes”) to each of the two W Marketing Shareholders at closing, which each evidence the principal amount of $37,500 ($75,000 in aggregate) owed to such W Marketing Shareholders. The W Marketing Notes accrue interest at the rate of 8% per annum (12% upon the occurrence of an event of default), beginning June 22, 2017, and are payable at the rate of $3,306 per month, beginning August 22, 2017, through the maturity date of such notes, August 22, 2018. The W Marketing Notes contain standard and customary events of default and may be prepaid at any time without penalty.

As part of the W Marketing Exchange, on June 22, 2017, and effective June 23, 2017, we entered into an employment agreement with Jeffrey S. Spellman, one of the employees of W Marketing (“Employment Agreement”). Pursuant to the Employment Agreement, we agreed to pay Mr. Spellman, $50,000 per year, pay Mr. Spellman a commission of 4% of the net profit originated through his personal direct sales efforts, issue him $1,000 worth of shares of restricted common stock of the Company at the end of each calendar quarter during the term of the agreement (beginning September 30, 2017)(the “Employment Agreement Shares”), and pay him one month of salary as severance pay in the event the agreement is terminated by Mr. Spellman with good reason or terminated by the Company without cause. The agreement includes standard and customary indemnification, work for hire, confidentiality, arbitration and trade secret provisions.

In the event that Mr. Spellman’s employment with the Company is terminated by Mr. Spellman, terminated by the Company for cause, or terminated due to Mr. Spellman’s death or disability (a “Triggering Termination”), prior to September 20, 2017, the principal amount of the W Marketing Notes are each automatically decreased by the lesser of (a) $7,500; or (b) the then principal amount of such notes. In the event that Jeffrey S. Spellman’s employment with the Company is terminated due to a Triggering Termination prior to December 19, 2017, the W Marketing Earn-Out is deemed terminated and no Earn-Out Shares are due whatsoever to the W Marketing Shareholders.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited

NOTE 13 – ACQUISITIONS (CONT’D)

The shares issued pursuant to the W Marketing Exchange Agreement are subject to a lock-up agreement (the “Lock-Up Agreement”), which prohibits the sale of any such shares for a period of one year and restricts the sale of any of the shares in any thirty day period, for an additional one year thereafter, to 10% of the total volume of our common stock which traded in the prior 30 days, on a rolling basis.

The following preliminary information summarizes the allocation of the fair values assigned to the assets at the purchase date:

Amount
Cash and cash equivalents	$26,343
Accounts receivable	46,245
Inventory	162,871
Copyrights	462,847
Total identifiable assets	698,306
Less: liabilities assumed	(123,306)
Less: contingent consideration and bonus consideration	(50,000)
Total purchase price (less contingent and bonus consideration)	$525,000

The following table summarizes the costs of amortizable intangible assets related to the One Exam acquisition:

	Estimated Cost	Useful life (years)
Copyrights	$462,847	5
Total	$412,847

Cranbury Acquisition

On July 31, 2017, we consummated the transactions contemplated by a Share Exchange Agreement (the “Cranbury Exchange Agreement”), by and between the Company, Cranbury Associates, LLC (“Cranbury”), and the sole member of Cranbury (the “Cranbury Member”). In connection with the closing of the transactions contemplated by the Cranbury Exchange Agreement (the “Cranbury Exchange”), we acquired 100% of the outstanding membership interests of Cranbury from the Cranbury Member in consideration for 784,313 shares of restricted common stock, valued at $400,000 on the closing date (the “Cranbury Shares”), and a promissory note in the amount of $100,000 (described below). The Cranbury Exchange has an effective date of May 1, 2017. The Cranbury Share Exchange Agreement included standard and customary representations, warranties and indemnification rights. The Cranbury Shares are to be held in escrow in order to secure the indemnification requirements of the Cranbury Member pursuant to the terms of the Cranbury Exchange Agreement, until January 1, 2018.

As additional consideration for agreeing to the terms of the transaction, we agreed to issue the Cranbury Member an additional $100,000 of shares of restricted common stock (based on the closing sales price of the Company’s common stock on July 31, 2018), in the event the revenue generated by Cranbury exceeds $2.0 million during the 12 calendar months ended July 31, 2018 (the “Cranbury Earn-Out” and the “Cranbury Earn-Out Shares”).

Cranbury, established in 2010, sells training and educational materials to governmental institutions and private sector markets in Brazil, Mexico, Columbia, Trinidad, and other international regions. The Company markets and represents approximately 40 major publishers in international markets.

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited

NOTE 13 – ACQUISITIONS (CONT’D)

We provided a Promissory Note (the “Cranbury Note”) to the Cranbury Member at closing, which evidences the principal amount of $100,000 owed to such Cranbury Member. The Cranbury Note accrues interest at the rate of 6% per annum (10% upon the occurrence of an event of default), beginning August 31, 2017, and is payable at the rate of $4,153 per month, beginning November 1, 2017, through the maturity date of such note, November 30, 2019. The Cranbury Note contains standard and customary events of default and may be prepaid at any time without penalty.

As part of the Cranbury Exchange, on and effective July 31, 2017, we entered into a Consulting Agreement with Ethan Atkin, the Cranbury Member (the “Consulting Agreement”). Pursuant to the Consulting Agreement, which has a term of one year, we agreed to pay Mr. Atkin, $3,750 per month and Mr. Atkin agreed to provide us 120 hours of services for each of the first three months of the term and 100 hours per month thereafter, in connection with the integration of Cranbury’s operations into those of the Company, the training of a new head of international sales at the Company, and introductions to contacts of Mr. Atkin and Cranbury in connection with Cranbury’s operations and the change in control and management. The agreement includes standard and customary work for hire, confidentiality, and trade secret provisions. In the event that the Consulting Agreement is terminated by Mr. Atkin, terminated by the Company for cause, or terminated due to Mr. Atkin’s death or disability, prior to 180 days after the closing date, the earn-out is terminated and no earn-out Shares are due.

The Cranbury Shares issued pursuant to the Cranbury Exchange Agreement are subject to a lock-up agreement (the “Lock-Up Agreement”), which prohibits the sale of any such shares for a period of one year and restricts the sale of any of the shares in any thirty day period, for an additional one year thereafter, to 10% of the total Cranbury Shares, on a rolling basis.

The following preliminary information summarizes the allocation of the fair values assigned to the assets at the purchase date:

Amount
Cash and cash equivalents	$–
Accounts receivable	319,097
Property and equipment	–
Customer list	516,896
Total identifiable assets	835,993
Less: liabilities assumed	(235,993)
Less: contingent consideration and bonus consideration	(100,000)
Total purchase price (less contingent and bonus consideration)	$500,000

The following table summarizes the costs of amortizable intangible assets related to the One Exam acquisition:

	Estimated Cost	Useful life (years)
Customer list	$516,896	5
Total	$516,896

ProBility Media Corp.

(formerly Panther Biotechnology, Inc.)

Notes to Consolidated Financial Statements

(Unaudited

NOTE 13 – ACQUISITIONS (CONT’D)

Combined Proforma

The results of One Exam and Premier are included in the consolidated financial statements effective January 1, 2017.

The results of W Marketing and Cranbury are included in the consolidated financial statements effective May 1, 2017.

The following schedule contains pro-forma consolidated results of operations for the nine months ended July 31, 2017 and 2016 as if the acquisitions occurred on November 1, 2015. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on November 1, 2015, or of results that may occur in the future.

	Nine months ended July 31,
	2017		2016
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$5,972,276	$7,986,698	$2,232,990	$4,362,853
Income (loss) from operations	(3,937,621)	(3,809,111)	(101,191)	(188,204)
Net income (loss)	$(4,235,810)	$(4,115,689)	$(241,908)	$(341,611)
Earnings (loss) per common share-Basic	$(0.10)	$(0.10)	$(0.01)	$(0.01)
Earnings (loss) per common share-Diluted	$(0.10)	$(0.10)	$(0.01)	$(0.01)

NOTE 14 – SUBSEQUENT EVENTS

In September 2017, the Company issued 207,150 shares of stock to consultants for professional services. The fair market value of the common stock on the date of issuance was $113,375.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other “ forward- looking” information. The words “ believe, ” “ intend, ” “ plan, ” “ expect, ” “ anticipate, ” “ estimate, ” “ project, ” “ goal, ” and similar expressions identify such a statement was made, although not all forward-looking statements contain such identifying words. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the risks discussed in this and our other SEC filings. We do not promise to or take any responsibility to update forward-looking information to reflect actual results or changes in assumption or other factors that could affect those statements except as required by law. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place under reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “ Risk Factors ” and “ Management’s Discussion and Analysis of Financial Condition and Results of Operations ” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K filed with the SEC on February 14, 2017 and amended on February 15, 2017. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this is conjunction with the discussion under “ Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations ” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2016, as amended, and the unaudited consolidated financial statements included in this quarterly report.

Certain capitalized terms used below but not otherwise defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and nine months ended July 31, 2017, above.

Unless the context requires otherwise, references to the “ Company, ” “ we, ” “ us, ” “ Probility ” and “ Probility Media ” refer specifically to Probility Media Corporation and its wholly and majority owned subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“ Exchange Act ” refers to the Securities Exchange Act of 1934, as amended;
•	“ SEC ” or the “ Commission ” refers to the United States Securities and Exchange Commission; and
•	“ Securities Act ” refers to the Securities Act of 1933, as amended.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations, for the three months ended July 31, 2017 and 2016 are as follows:

	For the Three Months Ended July 31,		Increase
Statement of Operations Data:	2017	2016	(Decrease)
Revenue	$3,043,449	$627,700	$2,415,749
Cost of sales	2,007,006	469,156	1,537,850
Gross profit	1,036,443	158,544	877,899
Total operating expenses	3,074,108	233,769	2,841,339
Other income (expense)	(128,040)	(95,092)	(32,948)
Net loss	$(2,165,705)	$(170,317)	$(1,995,388)

For the three months ended July 31, 2017 compared to the three months ended July 31, 2016

Revenue

The revenue increased $2,415,749 from $627,700 for the three months ended July 31, 2016 to $3,043,449 for the three months ended July 31, 2017. The increase was due to an increase in web site sales from increased marketing during the period, and the acquisitions completed during the quarters ending January 31, 2017 and July 31, 2017 (effective May 1, 2017). Sales of online training courses were $359,059 during the three months ended July 31, 2017, compared to zero for the three months ended July 31, 2016. During the three months ended July 31, 2017, the Company recognized revenues from One Exam Prep, Premier, W Marketing and Cranbury of $411,921, $98,510, $382,725 and $648,048, respectively, which includes the online training course sales.

Cost of sales

Cost of sales increased $1,537,850, from $469,156 for the three months ended July 31, 2016 to $2,007,006 for the three months ended July 31, 2017. Cost of sales are variable with sales. The increase was due to the increased sales during the period. Our costs as a percentage of sales decreased during this period from 75% during the three months ended July 31, 2016 to 66% during the three months ended July 31, 2017, as a result of higher margins from the newest acquisitions of W Marketing and Cranbury offset from online training courses due to the One Exam Prep LLC acquisition. During the three months ended July 31, 2017, the Company recognized cost of sales from One Exam Prep, Premier, W Marketing and Cranbury of $146,245, $120,934, $345,298 and $417,016, respectively.

Gross profit

Gross profit increased $877,899, from $158,544 for the three months ended July 31, 2016 to $1,036,443 for the three months ended July 31, 2017. Our gross margin as a percentage of sales increased 9%, from 25% during the three months ending July 31, 2016 to 34% during the three months ended July 31, 2017. The increase in gross margins was due to the acquisitions completed in the first and third quarters of fiscal 2017. Gross margins for One Exam Prep, W Marketing and Cranbury were 64%, 10% and 36%, respectively, for the three months ended July 31, 2017. Gross loss for Premier was 23% for the three months ended July 31, 2017.

General and administrative expenses

General and administrative expenses increased $1,021,680, from $192,470 for the three months ended July 31, 2016 to $1,214,150 for the three months ended July 31, 2017. The increase was due to the following increases: salaries increased $487,904 due to expanding operations and acquisitions; advertising increased by $387,232 due to expanding operations and acquisitions; credit card fees increased by $47,318 as a result of increased sales; travel increased by $33,856 due to Cranbury International, which incurred international travel related to sales efforts in the ordinary course of operations; legal expense increased by $25,690 due to the costs incurred for SEC compliance and acquisition related legal fees; shareholder costs increased by $25,000 due to the costs of SEC compliance; bad debt expense increased by $12,674 due to increased sales; and, other expense increased by $2,006.

Stock compensation

Share based compensation increased due to the granting of 2,502,519 shares of common stock to consultants, officers and directors as stock compensation for consulting services valued at $1,353,334.

Impairment expense

Impairment expense increased $276,335 due to the write off of the Faulk Patents and the investment and advances in the urgent care center. In August 2017, the urgent care center’s assets were sold and the buyer assumed certain liabilities including relieving our officers of certain financial responsibilities; therefore, we have recognized the original investment and advances totaling $169,638 as compensation to our officers, which is included in impairment expense for the three months ended July 31, 2017.

Professional fees

Professional fees for the three months ended July 31, 2017 increased $95,220, from $32,653 for the three months ended July 31, 2016 to $127,873 for the three months ended July 31, 2017. The increase was due to legal fees paid in connection with our acquisitions and SEC filings during the current fiscal year.

Depreciation and amortization

Depreciation and amortization for the three months ended July 31, 2017 increased $93,770, from $8,646 for the three months ended July 31, 2016 to $102,416 for the three months ended July 31, 2017 due to the amortization of intangible assets that arose as a result of acquisitions completed during the current fiscal year.

Other income and expense

Interest expense increased $7,168, from $95,092 for the three months ended July 31, 2016 to $102,260 for the three months ended July 31, 2017 due to higher levels of borrowing during the three months ended July 31, 2017. Change in derivative liability increased $250,556, from $0 during the three months ended July 31, 2016 to derivative income of $250,556 during the three months ended July 31, 2017 due to the variable conversion debt assumed as a result of the Share Exchange Agreement entered into on October 31, 2016. Amortization of note discount increased $276,336, from $0 for the three months ended July 31, 2016 to $276,336 for the three months ended July 31, 2017 due to the amortization of original issued discounts recognized during the three months ended July 31, 2017.

Net loss

Net loss for the period increased $1,995,388, from $170,317 for the three months ended July 31, 2016 to $2,165,705 for the three months ended July 31, 2017 due to higher stock compensation of $1,353,334, increased amortization of debt discount of $276,336, increased other operating expenses of $1,487,005 offset by an increased gross margin of $877,899 and derivative income of $250,556.

The following summary of our results of operations, for the nine months ended July 31, 2017 and 2016 are as follows:

	For the Nine Months Ended July 31,		Increase
Statement of Operations Data:	2017	2016	(Decrease)
Revenue	$5,972,276	$2,232,990	$3,739,286
Cost of sales	4,019,633	1,638,398	2,381,235
Gross profit	1,952,643	594,592	1,358,051
Total operating expenses	5,890,264	695,783	5,194,481
Other expense	(298,189)	(140,717)	(157,472)
Net loss	$(4,235,810)	$(241,908)	$(3,993,902)

For the nine months ended July 31, 2017 compared to the nine months ended July 31, 2016

Revenue

Revenue increased $3,739,286 from $2,232,990 for the nine months ended July 31, 2016 to $5,972,276 for the nine months ended July 31, 2017. The increase was due to sales from companies that were acquired during the current fiscal year, and an increase in web site sales during the period, which were the result of increased advertising, marketing and sales efforts. Sales of online training courses were $620,427 during the nine months ended July 31, 2017, compared to zero for the nine months ended July 31, 2016. During the nine months ended July 31, 2017, the Company recognized revenues from One Exam Prep, Premier, W Marketing and Cranbury of $965,134, $331,979, $382,725 and $648,048, respectively, which includes the online training courses sales.

Cost of sales

Cost of sales increased $2,381,235, from $1,638,398 for the nine months ended July 31, 2016 to $4,019,633 for the nine months ended July 31, 2017. Our costs as a percentage of sales decreased during this period from 73% during the nine months ended July 31, 2016 to 67% during the nine months ended July 31, 2017. The decrease was a result of the higher margins from online training courses due to the One Exam Prep LLC acquisition. During the six months ended July 31, 2017, the Company recognized cost of sales from One Exam Prep, Premier, W Marketing and Cranbury of $370,840, $300,823, $345,298 and $417,016, respectively.

Gross profit

Gross profit increased $1,358,051, from $594,592 for the nine months ended July 31, 2016 to $1,952,643 for the nine months ended July 31, 2017. The increase in gross margins was due to increased sales from promotions during the nine months ended July 31, 2017 and from companies that were acquired in January and May 2017. Gross margins increased from 27% for the nine months ended July 31, 2016 to 33% for the nine months ended July 31, 2017. Gross margins for One Exam Prep, Premier, W Marketing and Cranbury were 62%, 9%, 10% and 35%, respectively, for the nine months ended July 31, 2017.

General and administrative expenses

General and administrative expenses increased $1,901,323, from $545,723 for the nine months ended July 31, 2016 to $2,447,046 for the nine months ended July 31, 2017. The increase was due to a decrease in other costs of $1,503 and the following increases: salaries increased $937,652 due to expanding operations and acquisitions; advertising increased by $547,117 due to expanding operations and acquisitions; credit card fees increased by $64,745 as a result of increased sales; office supplies increased by $58,520 due to expanded operations; travel expense increased by $57,246 due to the acquisition of Cranbury International, which incurred international travel related to sales efforts in the ordinary course of operations; rent expense increased $45,148 due to new offices in Florida, New York, and Vermont as a result of acquisitions; dues and subscriptions increased by $38,240 due to fees paid to standards development organizations; edgarization fees increased by $37,719 as a result of the increased cost of compliance with SEC reporting requirements subsequent to the completion of our reverse merger in October 2016; legal fees increased by $25,690 due to SEC compliance requirements and acquisition related legal expenditures; bad debt expense increased by $20,898 as a result of sales increases; meals and entertainment increased by $19,960 as a result of sales related travel and entertainment as sales increased; royalties increased by $12,302 due to increased sales of titles published by the Company; information technology costs increased by $11,074 as a result of new computing resources and support brought online as a result of acquisitions; insurance expense increased by $11,031 due to expanded operations; public relations costs increased by $9,897 due to the hiring of a public relations firm and the issuance of more press releases during the period when compared to the prior period; and, utilities expense increased by $5,587 due to additional offices added as a result of acquisitions during the period.

Stock compensation

Share based compensation increased due to the granting of 1,025,000 shares of common stock to former members of the board, the accelerated vesting of a grant of 180,000 shares previously made to the Company’s Chief Financial Officer and the payment of $69,245 in consulting services by way of the issuance of 186,095 shares of the Company’s common stock and due to the granting of 2,502,519 shares of common stock to consultants, officers and directors for services. The fair market value of these stock grants, $2,382,834, was recorded during the nine months ended July 31, 2017 as stock compensation.

Impairment expense

Impairment expense increased $387,696 due to the write off of the Faulk Patents and the investment and advances in the urgent care center. In August 2017, the urgent care center’s assets were sold and the buyer assumed certain liabilities including relieving our officers of certain financial responsibilities; therefore, we have recognized the original investment and advances totaling $169,638 as compensation to our officers, which is included in impairment expense for the nine months ended July 31, 2017.

Professional fees

Professional fees for the nine months ended July 31, 2017 increased $338,174, from $140,729 for the nine months ended July 31, 2016 to $478,903 for the nine months ended July 31, 2017. The increase was due to legal and consulting fees paid in connection with our acquisitions during the nine months ended July 31, 2017.

Depreciation and amortization

Depreciation and amortization for the nine months ended July 31, 2017 increased $184,454, from $9,331 for the nine months ended July 31, 2016 to $193,785 for the nine months ended July 31, 2017 due to the amortization of intangible assets that arose as a result of acquisitions completed during the nine months ended July 31, 2017.

Other income and expense

Interest expense increased $74,814, from $140,717 for the nine months ended July 31, 2016 to $215,531 for the nine months ended July 31, 2017 due to higher levels of borrowing during the nine months ended July 31, 2017. Change in derivative liability increased $136,703, from $0 during the nine months ended July 31, 2016 to derivative income of $136,703 during the nine months ended July 31, 2017 due to the variable conversion debt assumed as a result of the Share Exchange Agreement entered into on October 31, 2016. The derivative liability was removed when the note was restructured to a fixed conversion price. Gain on debt extinguishment increased $82,240, from $0 during the nine months ended July 31, 2016 to $82,240 during the nine months ended July 31, 2017 due to the principal payments totaling $60,000 on the Typenex convertible note. Amortization of note discount increased $301,601, from $0 for the nine months ended July 31, 2016 to $301,601 for the nine months ended July 31, 2017 due to the amortization of original issued discounts during the nine months ended July 31, 2017.

Net loss

Net loss for the period increased $3,993,902, from $241,908 for the nine months ended July 31, 2016 to $4,235,810 for the nine months ended July 31, 2017 primarily due to increased operating expenses of $5,194,481, offset by increased gross margin of $1,358,051, gain on debt extinguishment of $82,240 and income from derivative liability of $136,703.

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

Liquidity and Capital Resources

The Company had total assets of $3,962,239 as of July 31, 2017, including $2,010,819 of current assets, $1,770,395 of intangible assets, net, relating to the fair market value of the intangibles relating to the various acquisitions, and $172,324 of net property and equipment.

Our increase in cash of $172,159 can be attributed to recent sales of securities and the proceeds from debt, offset by the payment of debt. Our total liabilities increased $1,766,957 due to the issuance of notes payable, recognition of a contingent liability of $362,000 that arose from the acquisitions, accrued expenses related party of $94,097 in connection with credit cards of related parties used to pay for certain operational expenses, and acquisition notes payable that arose from the purchase of One Exam Prep, LLC and Premier Purchasing and W Marketing Alliance, LLC.

The Company had total liabilities of $4,350,309 as of July 31, 2017, which included $3,396,683 of current liabilities. Included in current liabilities was $365,801 owed to related parties and $950,115 owed in notes payable, net. The amount owed to related parties consists of costs for the reimbursements for the purchase of inventory that were paid for with the personal credit cards of one of the shareholders. Notes payable are discussed in greater detail under “Note 7 – Notes Payable” and “Note 9 – Convertible Notes Payable” of our financial statements included herein under “Part I – Financial Information” – “Item 1. Financial Statements”.

The Company has negative working capital of $1,385,864 as of July 31, 2017, and had net cash used in operations of $881,314 for the nine months ended July 31, 2017.

The Company has funded operations through short term credit card debt and advances against future credit card receipts. During the nine months ended July 31, 2017, the Company raised $441,500 from the private placement of equity. We plan to raise additional capital by the end of calendar year 2017 to fund ongoing operations and planned acquisitions. We intend to fund acquisitions primarily through the sale of our common stock and other convertible securities.

Cash flows

The Company had $881,314 of net cash used in operating activities for the nine months ended July 31, 2017, which mainly included net loss of $3,909,810, share based compensation of $2,382,834, gain on debt extinguishment of $82,240, impairment expense of $387,696, which consists of the write off of the Faulk patents and the impairment of the investment and advances to our cost method investee, change in derivative liability of $136,703, depreciation and amortization of $193,785, an increase in accounts payable of $363,258, a $675,013 increase in accounts receivable, and a decrease in inventory of $205,649.

The Company had $152,116 of net cash used in investing activities for the nine months ended July 31, 2017, which was due to the net acquisitions during the nine months ended July 31, 2017 (as described in greater detail in Note 15 to the unaudited financial statements contained herein), and $123,672 relating to advances to a related party.

The Company had $1,205,589 of net cash provided by financing activities for the nine months ended July 31, 2017, which was mainly due to $2,798,138 of proceeds from notes payable and convertible notes and $441,500 from the sale of common stock in the Company offset by $2,014,669 of repayments of notes payable, convertible notes, and capitalized leases.

Working Capital

	As of		Increase
	July 31, 2017	October 31, 2016	(Decrease)
Current assets	$2,010,819	$637,443	$1,373,376
Current liabilities	3,396,683	1,818,607	1,578,076
Working capital (deficit)	$(1,385,864)	$(1,181,164)	$(204,700)

Equity

On June 21, 2017, a debt holder of the Company converted $80,000 of debt in accordance with the conversion terms for 2,000,000 shares of common stock at $0.04 per share.

On June 22, 2017 the Company issued 900,000 shares of common stock related to the acquisition of W Marketing.

On July 1, 2017, the Company issued 53,900 shares to two consultants for services. The fair market value of the common stock was $24,946 on the date of issuance.

On July 31, 2017, the Company issued 784,313 shares of common stock related to the acquisition of Cranbury.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the nine months ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 21, 2017, a debt holder of the Company converted $80,000 of debt in accordance with the conversion terms for 2,000,000 shares of common stock at $0.04 per share.

On June 22, 2017 the Company issued 900,000 shares of common stock related to the acquisition of W Marketing.

On July 1, 2017, the Company issued 53,900 shares to two consultants for services. The fair market value of the common stock was $24,946 on the date of issuance.

On July 31, 2017, the Company issued 784,313 shares of common stock related to the acquisition of Cranbury.

The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
2.1	Share Exchange Agreement by and among the Company, Brown Technical Media Corporation and the shareholders of Brown Technical Media Corporation dated November 8, 2016	Filed with the SEC on November 15, 2016, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
2.2	Share Exchange Agreement by and among the Company, Premier Purchasing and Marketing Alliance LLC and the sole member of Premier Purchasing and Marketing Alliance LLC, dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
2.3	Share Exchange Agreement by and among the Company, One Exam Prep LLC and the sole member of One Exam Prep LLC dated January 24, 2017	Filed with the SEC on January 31, 2017, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
2.4	Share Exchange Agreement by and among the Company, Cranbury Associates, LLC and the member of Cranbury Associates, LLC, dated July 31, 2017 and Effective May 1, 2017	Filed with the SEC on August 25, 2017, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
3.1	Articles of Incorporation and Amendments	Filed with the SEC on February 6, 2013, as part of our Registration Statement on Form S-1, and incorporated herein by reference
3.2	Amendment to Articles of Incorporation	Filed with the SEC on February 10, 2017, as part of our Current Report on Form 8- K filed on the same date, and incorporated herein by reference
3.3	Bylaws	Filed with the SEC on February 6, 2013, as part of our Registration Statement on Form S-1, and incorporated herein by reference
10.1	Form of Stock Subscription Agreement (September, October and November 2016 sales of common stock)	Filed with the SEC on November 15, 2016, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.2	Form of Convertible Note Payable (relating to notes sold in August and October 2016)	Filed with the SEC on November 15, 2016, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.3	Employment agreement of Plumb dated April 8, 2013	Filed with the SEC on November 15, 2016, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.4	Employment agreement of Davis dated February 1, 2014	Filed with the SEC on November 15, 2016, as Exhibit 10.4 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.5	Amendment No. 1 to employment agreement of Plumb dated July 9, 2013	Filed with the SEC on November 15, 2016, as Exhibit 10.5 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.6	Amendment No. 2 to employment agreement of Plumb dated February 1, 2014	Filed with the SEC on November 15, 2016, as Exhibit 10.6 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.7	Amendment No. 3 to employment agreement of Plumb dated May 1, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.7 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.8	Amendment No. 1 to employment agreement of Davis dated May 1, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.8 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.9	Consulting agreement with Levine dated September 30, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.9 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.10	Form of Note Payable issued in conjunction with the purchase of Brown Book Shop, Inc.	Filed with the SEC on November 15, 2016, as Exhibit 10.10 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.11	Form of subscription agreement for May, June and July 2016 sales of common stock.	Filed with the SEC on January 23, 2017, as Exhibit 10.13 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.12	Asset Purchase Agreement between Faulk Pharmaceuticals, Inc. and the Company dated April 6, 2015	Incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015

10.13	Loan agreement with Delta S Ventures, LLP dated March 16, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.13 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.14	Loan agreement with Business Financial Services, Inc., DBA BFS Capital, dated November 12, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.14 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference.
10.15	Loan agreement with Business Financial Services, Inc., DBA BFS Capital, dated June 14, 2016	Filed with the SEC on January 23, 2017, as Exhibit 10.15 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.16	Loan agreement with American Express Bank, FSB, dated July 14, 2014	Filed with the SEC on January 23, 2017, as Exhibit 10.16 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.17	Loan agreement with Celtic Bank, dated May 14, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.17 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.18	Loan agreement with Amazon Capital Services, Inc., dated September 17, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.18 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.19	Form of Copyright License Agreement	Filed with the SEC on January 23, 2017, as Exhibit 10.19 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.20	Reseller agreement with IHS Markit dated July 2, 2014	Filed with the SEC on January 23, 2017, as Exhibit 10.20 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.21	Amendment No. 1 to IHS Reseller Agreement, dated March 1, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.21 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.22	First Promissory Note in the amount of $50,000, owed by the Company to Scott Schwartz, dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.23	Second Promissory Note in the amount of $50,000, owed by the Company to Scott Schwartz, dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.24	Hill Promissory Note in the amount of $36,830.20, owed by the Company to Hill Electric Supply, Co., Inc., dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.25	Security Agreement by the Company in favor of Scott Schwartz and Hill Electric Supply, Co., Inc., dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.4 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.26	Novation Agreement between the Company, Scott Schwartz, Premier Purchasing and Marketing Alliance LLC and Hill Electric Supply, Co., Inc., dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.5 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.27	Form of Lock-Up Agreement with Scott Schwartz	Filed with the SEC on January 25, 2017, as Exhibit 10.6 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.28	Non-Recourse Secured Convertible Promissory Note in the amount of $300,000, owed by the Company to Rob Estell, dated January 20, 2017	Filed with the SEC on January 31, 2017, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference

10.29	Security and Pledge Agreement by the Company in favor of Rob Estell, dated January 20, 2017	Filed with the SEC on January 31, 2017, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.30	Consulting Agreement with Rob Estell, dated January 24, 2017	Filed with the SEC on January 31, 2017, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.31	Form of Lock-Up Agreement with Rob Estell	Filed with the SEC on January 31, 2017, as Exhibit 10.4 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.32	Promissory Note dated July 31, 2017, in the amount of $100,000, issued to Ethan Atkin, as Trustee of the Ethan Atkin Revocable Trust dated February 22, 2007	Filed with the SEC on August 25, 2017, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.33	Consulting Agreement with Ethan Atkin, dated July 31, 2017	Filed with the SEC on August 25, 2017, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.34	Lock-Up Agreement with Ethan Atkin, dated July 31, 2017	Filed with the SEC on August 25, 2017, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference

14.1	Code of Ethics	Incorporated by reference and previously filed as an exhibit with the Company’s Form 10-K for the year ended May 31, 2013, filed on August 29, 2013
21.1	Subsidiaries	Filed with the SEC on November 15, 2016, as Exhibit 21.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.	Filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.	Filed herewith.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.	Filed herewith.
101	Interactive Data File (Form 10-K for the year ended October 31, 2015 furnished in XBRL).	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROBILITY MEDIA CORPORATION

Dated: September 27, 2017
/s/ Evan Levine
Evan Levine,
President and Chief Executive Officer

