Form 10-K
period 2017-10-31
Probility Media Corp
filed 2018-04-16
CIK 1530981

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2017, was $7,484,225 based on a closing share price of $0.55 of such common equity, as of the last business day, April 28, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

56,024,370 Common Shares as of April 13, 2018

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

Item 1. Business

Business Development

We were incorporated in the State of Nevada on July 11, 2011, as New Era Filing Services, Inc. The Company changed its name to NEF Enterprises, Inc. on October 4, 2011, and on May 29, 2014 the Company changed its name again to Panther Biotechnology, Inc. (“Panther”).

On October 31, 2016 (the “Closing Date”), we consummated the transactions contemplated by a Share Exchange Agreement (the “Exchange Agreement” or the “Business Combination”), by and between the Company and Brown Technical Media Corporation (“Brown”). In connection with the closing of the Exchange, we issued 32,000,000 restricted shares of our common stock, to the shareholders of Brown, which included Evan M. Levine, our Chief Executive Officer and director (6,600,000 shares of common stock beneficially owned by Mr. Levine, when including minor children and affiliates, who received shares in the Exchange), Noah I. Davis, our President and Chief Operating Officer (7,175,522 shares of common stock beneficially owned by Mr. Davis), and Steven M. Plumb, our Chief Financial Officer (11,469,785 shares of common stock beneficially owned by Mr. Plumb, when including shares held by his minor children and affiliates, who received shares in the Exchange) in consideration for 100% of the outstanding capital stock of Brown, and Brown became our wholly-owned subsidiary. This transaction was accounted for as a reverse merger with Brown as the surviving entity. The assets of the Company that existed prior to the transaction were recorded at their historical value as of the closing of the transaction and were added to the historical cost basis of the assets of Brown.

Effective February 1, 2017, we changed our name to ProBility Media Corporation (“ProBility”).

On February 13, 2018, we increased the number of shares of common stock that we are authorized to issue from 100,000,000 to 500,000,000.

The Company’s address is 1517 San Jacinto Street, Houston, Texas 77002. The telephone number at this location is 713-652-3937.

ProBility is a global provider of compliance solutions including technical codes and standards and training materials, and e-Learning solutions.

We operate under the brand names of our subsidiaries, Brown, One Exam Prep, NEWP, and W Marketing. Brown was incorporated on January 21, 2014. On January 31, 2014, Brown acquired a 51% interest in Brown Book Shop, Inc., a Texas corporation that was formed as Brown Book Shop, a sole-proprietorship, in 1946, and incorporated on June 8, 1976.

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

Brown operates a bookstore in Houston, Texas, and operates an e-commerce website, www.browntechnical.org. Brown provides technical professionals with the information required to more effectively design products and construct and complete engineering projects. Its product offerings include content on millions of engineering and technical standards, codes, specifications, handbooks, reference books, journals, and other scientific and technical documents.

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

On January 19, 2017, ProBility entered into a Share Exchange Agreement (the “Premier Exchange Agreement”), by and between the Company, Premier Purchasing and Marketing Alliance LLC (“Premier”), and the sole member of Premier, Scott Schwartz. In connection with the closing of the transactions contemplated by the Premier Exchange Agreement (the “Premier Exchange”), we acquired 100% of the outstanding membership interests of Premier from Mr. Schwartz in consideration for $50,000 in cash, the First Note, Second Note and Hill Note (each as defined and described below), and 645,000 shares of our restricted common stock (the “Premier Shares”) valued at $ 370,875. The amounts owed under the First Note, Second Note and Hill Note are secured by a Security Agreement, providing Mr. Schwartz a first priority security interest in all of the membership interests of Premier. The Premier Exchange has an effective date of January 1, 2017. As part of the transaction, the parties entered into a Novation Agreement which provides that Mr. Schwartz agreed to assume all liability for payables owed by Premier to Hill Electric Supply Co., Inc. (“Hill”), a related party of Mr. Schwartz, as of the effective date of the transaction, and the Company agreed to pay all amounts we collect in outstanding accounts receivable as of the effective date to Hill, to pay down such assumed amount. The Premier Share Exchange included standard and customary representations, warranties and indemnification rights.

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

On January 26, 2017, ProBility consummated a Share Exchange Agreement (the “One Exam Exchange Agreement”), by and between the Company, One Exam Prep LLC (“One Exam”), and the sole member of One Exam, Rob Estell. In connection with the closing of the transactions contemplated by the One Exam Exchange Agreement (the “One Exam Exchange”), we acquired 100% of the outstanding membership interests of One Exam from Mr. Estell in consideration for the Secured Note (defined below). The amount owed under the Secured Note is secured by a Security and Pledge Agreement, providing Mr. Estell a first priority security interest in all of the membership interests of One Exam, and allowing him to take over control and ownership of One Exam if we default in our obligations under the Secured Note. The Company is current in its obligation to Mr. Estell as of October 31, 2017. The One Exam Exchange has an effective date of January 1, 2017. The One Exam Share Exchange included standard and customary representations, warranties and indemnification rights.

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

On June 22, 2017, ProBility completed a Share Exchange Agreement (the “W Marketing Exchange Agreement”), by and between the Company, W Marketing Inc. (“W Marketing”), and the two shareholders of W Marketing (the “W Marketing Shareholders”). In connection with the closing of the transactions contemplated by the W Marketing Exchange Agreement (the “W Marketing Exchange”), we acquired 100% of the outstanding shares of capital stock of W Marketing from the W Marketing Shareholders in consideration for 900,000 shares of restricted common stock (the “W Marketing Shares”), the assumption of an outstanding promissory note in the amount of $70,000 owed by W Marketing to Citibank and $75,000 in W Marketing Notes (defined below). The W Marketing Exchange has an effective date of May 1, 2017. The W Marketing Share Exchange Agreement included standard and customary representations, warranties and indemnification rights.

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

On July 31, 2017, ProBility entered into a Share Exchange Agreement (the “Cranbury Exchange Agreement”), by and between the Company, Cranbury Associates, LLC (“Cranbury”), and the sole member of Cranbury (the “Cranbury Member”). In connection with the closing of the transactions contemplated by the Cranbury Exchange Agreement (the “Cranbury Exchange”), we acquired 100% of the outstanding membership interests of Cranbury from the Cranbury Member in consideration for 784,313 shares of restricted common stock, valued at $400,000 on the closing date (the “Cranbury Shares”), and a promissory note in the amount of $100,000 (described below). The Cranbury Exchange has an effective date of May 1, 2017. The Cranbury Share Exchange Agreement included standard and customary representations, warranties and indemnification rights. The Cranbury Shares are to be held in escrow in order to secure the indemnification requirements of the Cranbury Member pursuant to the terms of the Cranbury Exchange Agreement, until January 1, 2018, at which time they were released.

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

Marketing

ProBility serves the small to medium sized business market in the United States, although its sales are worldwide. ProBility has seventy years of experience in its market. Currently ProBility has 60,000 active customers on its website. Since 2014, ProBility has devoted considerable resources to building its online presence and expanding its web presence and closing efficiency. ProBility offers over 20 customized sites for its customers and utilizes extensive email marketing campaigns with custom landing pages for each campaign.

Competition

ProBility’s product offerings compete with IHS Markit, SAI Global, TechStreet, Thomson Reuters, Thomas Publishing, and the standards developing organizations (SDOs), among others.

Competitive advantage

ProBility has invested in its user interface which allows small and medium sized business customers to quickly and easily locate the products that meet their needs. ProBility bundles its products to allow its customers to rapidly find complementary products. Its product bundles are competitively priced and provide an alternative to expensive online subscription products.

Global delivery. ProBility has expanded its customer service and delivery systems to allow it to process orders and ship within 24 hours of the receipt of an order. ProBility ships across the United States and around the world.

Outstanding reputation. ProBility has built an outstanding reputation in the codes and standards industry through its fast, reliable, quality and friendly service. Its reputation is well known in the industry among its customers and suppliers.

Complementary product mix. ProBility believes that it is one of the largest independent single-source providers of the resources needed to train, license, certify, and perform in a vocational trade. ProBility offers codes and standards, training materials, work place guides, online eLearning, testing and certifications to the vocational trades. ProBility believes that the breadth of its service and product offerings allows it to better serve the needs of its customers by providing them with single-source solutions to learn a trade, expand their capabilities and more efficiently and effectively perform their trade. ProBility believes that the integration of its services into a single platform, together with its global presence and delivery capabilities, allows its customers to leverage its solutions to address their performance improvement needs in a way that improves the speed and efficiency at which critical know-how is disseminated on a firm-wide basis, and enables them to achieve their desired performance improvement goals.

Employees

The Company has 47 full-time employees. The Company utilizes a variety of methods to attract and retain personnel.

Content agreements

ProBility has entered into numerous agreements to publish books and materials under its ProBility Technical imprint and license content for its proprietary eLearning courses. These agreements provide ProBility with the exclusive rights to the intellectual property that ProBility has licensed.

Operations Prior to the Exchange

Before the October 31, 2017 reverse merger the Company was involved in the research and development of pharmaceutical compounds. The Company owns transferrin doxorubicin (“TRF_DOX”), which is a combination of transferrin glycoproteins with doxorubicin for targeted delivery to tumors with the reduction of serious side effects, and has abandoned all efforts to develop both Numonafide, which is a derivative of the widely studied anticancer drug Amonafide optimized to eliminate toxic metabolites and reduce side effects, and TDZD-8, a kinase inhibitor targeting cancer stem cells. We are not planning on allocating additional cash funding for these projects. Instead, management is actively seeking a financial partner to continue the development of TRF DOX.

Recent Events

Acquisition of North American Crane Bureau Group Inc.

On January 30, 2018, the Company completed the purchase of all of the outstanding shares of common stock of North American Crane Bureau Group, Inc., a provider of crane operator training, certification and inspection (“NACB Group”), pursuant to the terms of a Stock Purchase Agreement, dated as of January 18, 2018 (effective as of November 1, 2017), by and among ProBility Media, NACB Group and the stockholders of NACB Group (the “NACB Stock Purchase Agreement”).

The aggregate consideration at closing for the acquisition of NACB Group consisted of (a) a cash payment of $500,000 and (b) the issuance of a promissory note in the principal amount of $250,000, payable in two equal installments of $125,000 on the first and second anniversaries of the closing date. The note bears interest at the rate of 1.68% per year, is not convertible into ProBility shares and is secured by a pledge of the NACB shares acquired by the Company in the transaction. Payments under the note may be withheld to satisfy indemnifiable claims made by the Company with respect to any misrepresentations or breaches of warranty under the NACB Stock Purchase Agreement by NACB Group or the stockholders of NACB Group within two years after the closing of the acquisition. As part of the acquisition, the Company also assumed NACB Group’s loan from BankUnited, N.A. in the approximate amount of $120,000 and note to a former stockholder of NACB Group in the approximate amount of $110,000.

At the closing of the acquisition, the Company entered into a three-year Consulting Agreement with Ted L. Blanton Sr., the former principal owner and Chief Executive Officer of NACB Group. Mr. Blanton will continue to be the President of the NACB Group subsidiary of the Company. Under the terms of the Consulting Agreement, ProBility agreed to pay Mr. Blanton a consulting fee of $100,000 per year and issue to him shares of ProBility common stock valued at $750,000 (using the common stock price of $0.50 per share), payable in three equal installments of 500,000 shares on each of the closing date, 18 months after the closing date and 36 months after the closing date. The first tranche of 500,000 shares were issued on January 18, 2018. The shares of ProBility issued to Mr. Blanton are subject to a lock-up agreement pursuant to which he may not sell or otherwise transfer the shares for one year following the respective share issuance date and is limited during the second year to a monthly sale amount equal to 10% of the daily volume from the prior month. The Consulting Agreement also contains covenants restricting Mr. Blanton from engaging in any activities competitive with the Company or NACB Group during the term of such agreement, and prohibiting him from disclosure of confidential information regarding either company at any time.

Acquisition of Disco Learning Media, Inc.

On January 30, 2018, the Company completed the purchase of all of the outstanding shares of common stock of Disco Learning Media, Inc., a technology company offering immersive technologies, digital learning and compliance solutions for the education and training markets (“Disco Learning”), pursuant to the terms of a Stock Purchase Agreement, dated as of January 18, 2018 (effective as of January 1, 2018), by and among the Company, Disco Learning and the stockholders of Disco Learning (the “Disco Stock Purchase Agreement”).

The aggregate consideration for the acquisition of Disco Learning consisted of (a) a cash payment of $100,000 at closing, and (b) the issuance of $350,000 in the form of shares of ProBility common stock in two tranches of $50,000 in shares at closing and $300,000 in shares on the date that is six months following the closing date, in each case valuing the shares based on the three trading day average closing price per share prior to the applicable payment date (but not at a price of more than $0.50 per share). On January 18, 2018, 230,841 shares were issued in satisfaction of the first tranche of shares due under the Disco Stock Purchase Agreement.

Additionally, the Company agreed to make three contingent earn-out payments to the stockholders of Disco Learning, subject to the continued employment of at least one of the principal stockholders. For the year ending December 31, 2018, for achieving stand-alone Disco Learning revenue in excess of $900,000, the Company agreed to deliver to the stockholders an amount equal to $350,000, payable all in the form of shares of ProBility Media common stock. For the year ending December 31, 2018, for achieving (A) stand-alone Disco Learning revenue in excess of $900,000, the Company agreed to deliver to the stockholders an amount equal to $100,000, or (B) Disco Learning revenue in excess of $1,200,000, the Company agreed to deliver to the stockholders an amount equal to $200,000, in each case payable 25% of such amount in the form of cash and the remaining 75% of such amount in the form of shares of ProBility common stock. For the year ending December 31, 2019, for achieving (A) stand-alone Disco Learning revenue in excess of $1,800,000, the Company agreed to deliver to the stockholders an amount equal to $100,000, or (B) Disco Learning revenue in excess of $2,400,000, the Company agreed to deliver to the stockholders an amount equal to $200,000, in each case payable 25% of such amount in the form of cash and the remaining 75% of such amount in the form of shares of ProBility common stock. Payment in the form of shares of ProBility common stock will be based on the three trading day average closing price per share of the ProBility common stock prior to the applicable payment date, as reported by the OTCQB Venture Market or the primary stock market on which the ProBility common stock is then traded.

At the closing of the acquisition, the Company entered into an Employment Agreement with each of Juan Garcia and Coleman Tharpe, former executive officers and principal stockholders of Disco Learning, for a three-year term commencing as of January 30, 2018. Pursuant to the Employment Agreements, Messrs. Garcia and Harris have agreed to devote their time to the business of the Company as the President and the Director of Digital Training and Development of the Disco Learning subsidiary, respectively. The Employment Agreements provide that Messrs. Garcia and Tharpe are entitled to receive a salary of $125,550 and $100,200, respectively. The Employment Agreements provide for termination by ProBility Media upon death or disability (as defined therein) or for Cause (as defined therein). The Employment Agreements contain covenants (i) restricting the executive from engaging in any activities competitive with the business of the Company or Disco Learning during the term of the agreement and for a period of one year thereafter, and from soliciting the Company’s or Disco Learning’s employees, customers and prospective customers for a period of one year after the termination of the agreement, and (ii) prohibiting the executive from disclosing confidential information regarding the Company or Disco Learning.

In March 2018, the Company issued 486,587 shares of its common stock to Pickwick Capital Partners, LLC and its assignees for services rendered as the investment banker for this transaction, which will be accounted for as transaction costs related to the Disco acquisition.

First Closing of Amortizable Promissory Note and Warrant Private Placement

On November 3, 2017, pursuant to a Securities Purchase Agreement, dated as of November 3, 2017, with several institutional accredited investors, the Company completed a private placement of its original issue discount amortizable promissory notes (referred to as the notes) in the aggregate principal amount of $3,383,325 for a purchase price of $2,900,000, resulting in an original issue discount of $483,325. The transaction was structured in two tranches. The investors funded notes with a face value of $1,633,325 and net proceeds of $1,400,000 at the first closing of the private placement on November 6, 2017, and agreed to fund the remaining notes with a face value of up to $1,750,000 and net proceeds of up to $1,500,000 at a second closing to occur 45 to 90 days after the first closing, subject to the satisfaction of certain closing conditions including the execution of definitive documents to effect the consummation of a contemplated acquisition transaction. Subsequently, the Securities Purchase Agreement was amended such that the face value of the notes at the second closing was $1,166,725, and the net proceeds were $1,000,000. See below. Each note was issued at a price equal to 85% of its principal amount, or $3,000,000 in aggregate purchase price. The notes mature on July 3, 2019 (18 months after the date of their issuance) and do not bear regularly scheduled interest. The Company also agreed to issue 227,250 shares of its common stock to the investors and to issue warrants to purchase up to 3,888,886 shares of the Company’s common stock at a price of $0.45 per share. The warrants have a five-year term. Warrants to purchase up to 1,814,749 shares of the Company’s common stock were issued in connection with the first closing.

Beginning on February 4, 2018 (90 days after the issuance date), the Company is required to make monthly amortization payments, consisting of 1/18th of the outstanding aggregate principal amount, until the notes are no longer outstanding. The investors may elect to receive each monthly payment in cash, or in shares of our common stock (in-kind) if certain equity conditions are satisfied. The equity conditions require that our total trading volume in common stock over the 30 days prior to a monthly payment be equal to or greater than ten times the amount of shares derived in the in-kind payment price of the monthly payment. If the equity conditions are satisfied, and the investor elects to receive a monthly payment in common stock, then the shares of common stock to be delivered will be calculated as the amount of the monthly payment divided by the in-kind payment price. The in-kind payment price will be equal to 75% of the lowest three trade prices of the common stock during the 20 trading days immediately preceding the monthly payment date. If an event of default under the notes is in effect, the investors have the right to receive common stock at 65% of the lowest trade price of the common stock during the 20 trading days immediately preceding the monthly payment date.

The notes are not redeemable or subject to voluntary prepayment by the Company prior to maturity without the consent of the note holders. The notes are identical for all of the investors except for principal amount.

These notes require timely filing of our periodic reports with the SEC. A default notice related our filing has not been received and the default will be cured upon filing the delinquent reports. In the event of a default, the interest rate on the note becomes 24% per annum, and the note and all accrued interest become due and payable at 110% of the outstanding principal balance plus accrued interest.

Second Closing and Amendment to Securities Purchase Agreement

On January 29, 2018, pursuant to the Securities Purchase Agreement, dated as of November 3, 2017, as amended on January 29, 2018, with several institutional accredited investors, the Company completed the second closing of its private placement of original issue discount amortizable promissory notes (referred to as the notes) in the aggregate principal amount of $1,166,725, and net proceeds of $1,000,000, upon the satisfaction of certain closing conditions including the entry into definitive documents to effect the consummation of the NACB Group and Disco Learning acquisition transactions described above.

As part of the second closing, the Company, the original investors and one new investor entered into Amendment No. 1 to the Securities Purchase Agreement, dated as of January 19, 2018, to provide for the addition of a new investor, clarify the use of proceeds from the second closing, increase the number of “commitment shares” to be issued at the second closing and decrease the exercise price of the warrants to be issued at the second closing, as discussed below.

The Company issued to the investors at the second closing three-year common stock purchase warrants (referred to as the warrants) to purchase up to 3,333,500 shares of ProBility common stock at an exercise price of $0.175 per share (compared to a warrant exercise price of $0.45 per share at the first closing), and issued 941,851 shares of ProBility common stock to the investors at the second closing as “commitment shares” in consideration for entering into the private placement, as required by Amendment No. 1 to the Securities Purchase Agreement.

The Company used the net proceeds from the second closing of the private placement to fund the closing of the NACB Group and Disco Learning acquisition transactions.

RK Equity Capital Markets LLC acted as the placement agent for the private placement. At the second closing, the Company paid a cash placement fee of $70,000 to RK Equity for acting in this capacity and issued a warrant to RK Equity to purchase 400,000 shares of ProBility common stock on the same terms given to the investors.

These notes require timely filing of our periodic reports with the SEC. A default notice related our filing has not been received and the default will be cured upon filing the delinquent reports. In the event of a default, the interest rate on the note becomes 24% per annum, and the note and all accrued interest become due and payable at 110% of the outstanding principal balance plus accrued interest.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider each of the following risk factors and all of the other information set forth in this filing, including our consolidated financial statements and related notes, before investing in our common stock. The following risks and the risks described elsewhere in this filing, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations, ” could materially harm our business, financial condition, future results and cash flow. If that occurs, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of October 31, 2017 were prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our significant working capital deficiency, significant losses from operations and needs to raise additional funds to meet obligations and sustain our operations. These conditions raise substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In February 11, 2016, we incorporated a new subsidiary, Brown Technical Publications, Inc. (BTP) with the intent of publishing original content obtained through licensing agreements. On March 28, 2016, we executed our first publishing agreement. In April 2016, we began selling the first product developed by BTP and in July 2016, we began shipping books published under the March 28, 2016, licensing agreement. We generated $116,646 and $4,102 of revenue from the sales of these products during the years ended October 31, 2017 and 2016, respectively. We currently have copyright license agreements (“Copyright Agreements”) with 9 authors. These Copyright Agreements utilize a standard form, incorporated by reference as an Exhibit to this filing. These agreements grant the Company an exclusive license to the marketing and sale of the content, specify royalty rates and are in effect for the term of the underlying copyright. The remainder of our revenue is derived from the sale of third party and alternate content providers. Our largest supplier for this content is IHS Markit. The terms of our agreement with IHS Markit are incorporated by reference as an Exhibit to this filing. Some content providers may seek to increase licensing fees for providing their proprietary content to us. In such case, our profit margins may be reduced if we are unable to pass along such price increases to our customers. We may also find it unprofitable to continue offering these products and may decide to stop offering them for sale. If we are unable to renegotiate acceptable licensing arrangements with these content providers or find alternative sources of equivalent content, the quality of our content may decline and as a result we may experience a reduction in our market share, and our business, financial condition and results of operations may be materially adversely affected.

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

As of October 31, 2017, we had term loans, including convertible notes payable, with an aggregate principal balance of $3,384,670 (excluding amortization of discount). We may incur additional indebtedness in the future through offerings of debt securities or through traditional debt agreements. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, including, without limitation, any of the following:

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

We have a limited operating history with our current business plan. While Brown has been in business since 1946, we only began operating as an internet-based company in 2014. We are currently expanding into the online training market. Companies that are expanding into new markets and changing the primary means of generating revenue face substantial business risks and may suffer significant losses. We face challenges and uncertainties in financial planning as a result of the unavailability of historical data and uncertainties regarding the nature, scope and results of our future activities. The Company must develop successful new business relationships, establish operating procedures, hire staff, install management information and other systems, establish facilities and obtain licenses, as well as take other measures necessary to conduct its new business activities. We may not be successful in implementing our business strategies or in completing the development of the infrastructure necessary to conduct our business as planned. As a result of industry factors or factors relating specifically to us, we may have to change our methods of conducting business, which may cause a material adverse effect on our results of operations and financial condition. As a result, we may not be able to achieve or sustain profitability or positive cash flows provided by our operating activities in the future.

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

In addition, various state securities laws impose restrictions on transferring “ penny stocks ” and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

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

Because our common stock is traded on the OTC Pink, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to the actual value of the Company, and not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company’s public reports, industry information, and those business valuation methods commonly used to value private companies.

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

In addition, being a public company subject to these rules and regulations may require us to accept less director and officer liability insurance coverage than we desire or to incur substantial costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors.

We will not be required to comply with certain provisions of the Sarbanes-Oxley Act for as long as we remain an “emerging growth company”.

We are not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Upon becoming a public company, we are required to comply with certain rules relating to Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

The Company has only provided consolidated audited financial statements that include the accounts of the company and its wholly-owned subsidiaries, including those acquired in fiscal 2017. We have not yet provided two years of historical financial statements for the companies acquired in fiscal 2017.

We have provided two years of consolidated post-acquisition financial statements for all of our subsidiaries. However, we have not provided two years of historical (pre-acquisition) financial statements for the entities acquired in fiscal 2017. The SEC may determine that because we have been unable to provide these financial statements, we are not current in our filings. This would limit our access to the public markets to debt or equity capital. We would also be unable to file a Registration Statement on Form S-1. Additionally, our shares would not be Rule 144 eligible, and our investors and holders of our common stock would not be able to sell their stock until we are current again.

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and internal controls were ineffective as of September 30, 2017 and if they continue to be ineffective could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of October 31, 2017, our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process.

We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures and internal controls. If these remedial measures are insufficient to address the ineffectiveness of our disclosure controls and procedures and internal controls, or if material weaknesses or significant deficiencies in our internal control are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures and internal controls continues, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and our common stock could be delisted. Any failure to address the ineffectiveness of our disclosure controls and procedures could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-K. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the ineffectiveness of our disclosure controls and procedures or that any material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Item 2. Properties

Our principal administrative office is located at 1517 San Jacinto Street, Houston, Texas 77002. The Company is obligated under a long-term lease for 13, 199 square feet of office space that generally provides for annual rent of $90,072 per year. The Company sub-leases a portion of this space to third parties and collects $51,468 per year on the sub leases. For the years ended October 31, 2017 and 2016, net rent expense under these lease arrangements was $39,604 and $39,604, respectively.

On October 1, 2016, the Company entered into a lease extension on the office space that expires on September 30, 2019 and calls for annual rent of $90,072.

In addition, the Company leases two suites in a strip center in Florida related to One Exam Prep. The lease expired on March 31, 2018 and have a combined monthly rent of $4,606. We continue to use the space on a month to month basis.

Future minimum lease payments under non-cancelable operating leases as of October 31, 2017 are as follows:

Years ending October 31,	Gross Lease Operating Commitments	Sublease Income	Net Minimum Lease Commitments
2018	$113,102	$51,468	$61,634
2019	82,566	47,179	35,387
Total future minimum lease payments	$195,668	$98,647	$97,021

The Company does not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities as of October 31, 2017.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company. There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Pink Sheets market operated by OTC Markets Group under the symbol “PBYA”.

The following table sets forth the approximate high and low bid prices for our common stock as reported by the OTC Pink Sheets for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low

November 1, 2016 through January 31, 2017	$1.16	$0.35
February 1, 2017 through April 30, 2017	0.91	0.12
May 1, 2017 through July 31, 2017	0.70	0.29
August 1, 2017 through October 31, 2017	0.73	0.18

November 1, 2015 through January 31, 2016	$2.28	$0.99
February 1, 2016 through April 30, 2016	1.60	0.48
May 1, 2016 through July 31, 2016	1.09	0.24
August 1, 2016 through October 31, 2016	0.80	0.35

Holders

As of October 31, 2017, there were approximately 281 stockholders of record and an aggregate of 52,764,720 shares of our common stock were issued and outstanding. As of April 4, 2018, there were approximately 281 stockholders of record and an aggregate of 56,024,370 shares of our common stock were issued and outstanding. The transfer agent of our company’s common stock is VStock Transfer, LLC at 18 Lafayette Place, Woodmere, NY 11598.

Description of Securities

We have authorized capital stock consisting of 500,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share (“ Preferred Stock ”).

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

Anti-Takeover Provisions Under The Nevada Revised Statutes

Business Combinations

Sections 78.411 to 78.444 of the Nevada revised statues (the “ NRS ”) prohibit a Nevada corporation from engaging in a “ combination ” with an “ interested stockholder ” for three years following the date that such person becomes an interested shareholder and place certain restrictions on such combinations even after the expiration of the three-year period. With certain exceptions, an interested stockholder is a person or group that owns 10% or more of the corporation’s outstanding voting power (including stock with respect to which the person has voting rights and any rights to acquire stock pursuant to an option, warrant, agreement, arrangement, or understanding or upon the exercise of conversion or exchange rights) or is an affiliate or associate of the corporation and was the owner of 10% or more of such voting stock at any time within the previous three years.

A Nevada corporation may elect not to be governed by Sections 78.411 to 78.444 by a provision in its articles of incorporation or bylaws. We have such a provision in our Articles of Incorporation, as amended and Bylaws, as amended, pursuant to which we have elected to opt out of Sections 78.411 to 78.444; therefore, these sections do not apply to us.

Control Shares

Nevada law also seeks to impede “unfriendly ” corporate takeovers by providing in Sections 78.378 to 78.3793 of the NRS that an “ acquiring person ” shall only obtain voting rights in the “ control shares ” purchased by such person to the extent approved by the other shareholders at a meeting. With certain exceptions, an acquiring person is one who acquires or offers to acquire a “ controlling interest ” in the corporation, defined as one-fifth or more of the voting power. Control shares include not only shares acquired or offered to be acquired in connection with the acquisition of a controlling interest, but also all shares acquired by the acquiring person within the preceding 90 days. The statute covers not only the acquiring person but also any persons acting in association with the acquiring person.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

As described above under “Item 1. Business - Business Development”, in connection with the Exchange Agreement, the Company issued 32,000,000 shares of restricted common stock to the owners of Brown, which included Evan M. Levine, our Chief Executive Officer and director (6,000,000 shares of common stock), Noah Davis, our Chief Operating Officer (7,175,522 shares of common stock) and Steven M. Plumb, our Chief Financial Officer (11,791,371 shares of common stock).

On August 31, 2016, the Company sold a convertible promissory in the amount of $50,000 to an investor. The note bears interest at 10% per annum and may be converted into the common stock of the Company upon the completion of a capital raise of up to $500,000 by December 31, 2016 (a “Qualified Financing”). The note may be converted into common stock at 75% of the price of the capital raised in the Qualified Financing. The note was due on April 30, 2017, was not converted and is currently in default.

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

On October 14, 2016, the Company sold two convertible promissory notes totaling $37,000 to two investors in a private transaction. The notes bear interest at 10% per annum and may be converted into the common stock of the Company upon the completion of a Qualified Financing. The notes may be converted into common stock at 75% of the price of the capital raised in the Qualified Financing. On December 31, 2016, these notes were converted into 302,320 shares of the Company’s common stock.

On October 31, 2016, the Company sold a convertible promissory in the amount of $50,000 to an investor in a private transaction. The note bears interest at 10% per annum and may be converted into the common stock of the Company upon the completion of a Qualified Financing. The note may be converted into common stock at 75% of the price of the capital raised in the Qualified Financing. On December 31, 2016, this note was converted into 406,688 shares of the Company’s common stock.

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

On November 7, 2016, the Company formed a Scientific Advisory Board (“SAB”) comprised of David Barshis, John Norton, and Heinz-Josef Lenz. The Company agreed to issue 150,000 shares of its restricted common stock to each member of the SAB as compensation for their service on the SAB. These shares were issued on November 30, 2016 and had a fair market value on the date of issuance of $355,500.

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

In December 2016 and January 2017, the Company sold an aggregate of 1,256,667 shares of restricted stock to 10 investors for gross proceeds of $188,500 ..

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

During the year ended October 31, 2017 the Company issued 2,943,334 shares of common stock for cash proceeds of $441,500.

In November 2017, the Company issued 91,817 shares of its common stock to a consultant.

In November 2017, the Company issued 166,666 shares of its common stock for the purchase of a library of animated training simulations.

In November 2017, the Company issued 227,250 shares of its common stock pursuant to a Securities Purchase Agreement for convertible debt.

In December 2017, the Company issued 199,431 shares of its common stock to a consultant.

In January 2018, the Company issued 415,207 shares of its common stock to two consultants.

In January 2018, the Company issued 941,851 shares of its common stock pursuant to an amended Securities Purchase Agreement for convertible debt.

In January 2018, the Company issued 230,841 shares of its common stock pursuant to a stock purchase agreement related to the acquisition of a company.

In January 2018, the Company issued 500,000 shares of its common stock pursuant to a stock purchase agreement related to the acquisition of a company.

In March 2018, the Company issued 486,587 shares of its common stock to RK Equity and its assigns for advisory services.

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

Results of Operations

The following summary of our results of operations, for the years ended October 31, 2017 and 2016 are as follows:

	For the Year Ended October 31,		Increase
Statement of Operations Data:	2017	2016	(Decrease)
Revenue	$8,913,956	$3,089,974	$5,823,982
Cost of sales	6,256,031	2,452,633	3,803,398
Total operating expenses	(8,195,708)	(1,026,298)	7,169,410
Other expense	(596,443)	(177,826)	(418,617)
Net loss	$(6,134,226)	$(566,783)	$(5,567,443)

For the Year Ended October 31, 2017 compared to the Year ended October 31, 2016

Revenue

Revenue increased $5,823,982 from $3,089,974 for the year ended October 31, 2016 to $8,913,956 for the year ended October 31, 2017. The increase was due to an increase in web site sales during the period, as a result of increased advertising, marketing and sales efforts and the sales from four acquisitions during the year, representing $2,959,615 in sales during the year ended October 31, 2017.

Cost of sales

Cost of sales increased $3,803,398, from $2,452,633 for the year ended October 31, 2016 to $6,256,031 for the year ended October 31, 2017. Cost of sales are variable with sales. The increase was due to the increased sales during the period and costs of sales originating from companies we acquired during the year of $1,402,889. Our costs as a percentage of sales decreased during this period as a result of temporary sales promotions run during fiscal 2016, and an increase in sales of higher margin products, such as online training courses.

Gross profit

Gross profit increased $2,020,584, from $637,341 for the year ended October 31, 2016 to $2,657,925 for the year ended October 31, 2017. The increase in gross margins was due to increased sales during 2017, a write off of obsolete inventory of $216,047 during the year ended October 31, 2016, which did not recur in the year ended October 31, 2017, and decreased cost of goods sold. Gross margins increased from 21% for the year ended October 31, 2016 to 30% for the year ended October 31, 2017.

General and administrative expenses

General and administrative expenses increased $6,525,887, from $1,012,323 for the year ended October 31, 2016 to $7,538,210 for the year ended October 31, 2017. The increase was due to the acquisition of four companies and the addition of the general and administrative costs of these companies, totaling $1,400,435. As a result of the acquisitions and organic growth, the Company added approximately 25 employees during the year. The increase in specific expense categories are as follows: advertising of $549,524, bad debt expense of $147,090, commissions of $37,296, contingent consideration expense of $129,207, credit card processing fees of $128,730, dues and subscriptions of $58,648, office supplies of $87,650, professional fees and contract labor of $374,081, rent expense of $145,797, salaries of $1,498,179, share based compensation expense of $3,035,635, stockholder services expense of $41,476, travel of $84,251, utilities of $56,019, and other costs of $177,622.

Other income and expense

Interest expense increased $191,526, from $95,761 for the year ended October 31, 2016 to $287,287 for the year ended October 31, 2017 due to higher levels of borrowing during the year ended October 31, 2017. Gain on debt extinguishment increased $82,240, from $0 for the year ended October 31, 2016 to $82,240 for the year ended October 31, 2017, due to the one-time gain realized from refinancing of convertible note payable. Change in derivative liability increased by $136,703, from $0 for the year ended October 31, 2016 to $136,703 for the year ended October 31, 2017, due to the modification of a convertible note to remove a variable conversion price feature that eliminated the derivative liability, which as a result, no longer has to be recorded and was recorded as a gain on extinguishment and change in fair value in other income and reclassified to equity. Amortization of note discount increased $446,034 from $82,065 for the year ended October 31, 2016 to $528,099 for the year ended October 31, 2017 due to the amortization of original issued discounts associated with borrowings made during the year ended October 31, 2017.

Net income or loss

Net loss for the year increased $5,567,443, from $566,783 for the year ended October 31, 2016 to $6,134,226 for the year ended October 31, 2017 primarily due to increases in salaries of $1,498,179, share based compensation expense of $3,035,634, professional fees and contract labor of $374,081, interest expense of $191,526, and discount amortization of $446,034.

Plan of Operations

The Company is an online aggregator of eLearning, standards, and codes for professional industries. The Company completed four acquisitions during the fiscal year ended October 31, 2017 and two acquisitions through the date of this filing and is considering adding additional acquisitions in order to add product offerings and original content, as discussed below.

The Company intends to grow into one of the leading EdTech companies in the United States, Europe and South America through both organic growth and strategic acquisitions. Organic growth is expected through efforts of:

•	increasing the online footprint,
•	increasing eLearning offerings,
•	improving efficiencies in staffing, process, inventory management and margins,
•	publishing original content, and
•	private labeling additional content.

Strategic acquisitions are expected to add virtual reality development capabilities and training courses in strategic vertical markets. Management is currently pursuing acquisitions, strategic partnerships, new dedicated synergistic web site launches, new titles and content, new training opportunities and new online services.

We are a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these accounting, legal and other professional costs to be a minimum of $300,000 in the next year and will be higher, in the following years, if our business volume and activity increases. Increased business activity could greatly increase our professional fees for reporting requirements, and this could have a significant impact on future operating costs. The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will be dependent upon whether we can sustain and/or increase our sales revenue and raise the appropriate amount of capital.

On November 3, 2017, pursuant to a Securities Purchase Agreement, dated as of November 3, 2017, with several institutional accredited investors, the Company completed a private placement of its original issue discount amortizable promissory notes (referred to as the notes) in the aggregate principal amount of $3,383,325. The investors funded net proceeds of $1,400,000 at the first closing of the private placement on November 6, 2017, and agreed to fund the remaining net proceeds of $1,500,000 at a second closing to occur 45 to 90 days after the first closing, subject to the satisfaction of certain closing conditions including the execution of definitive documents to effect the consummation of a contemplated acquisition transaction. Each note was issued at a price equal to 85% of its principal amount, or $3,000,000 in aggregate purchase price. The notes mature on July 3, 2019 (18 months after the date of their issuance) and do not bear regularly scheduled interest.

On January 29, 2018, pursuant to the Securities Purchase Agreement, dated as of November 3, 2017, with several institutional accredited investors, the Company completed the second closing of its private placement of original issue discount amortizable promissory notes (referred to as the notes) in the aggregate principal amount of $1,166,725, upon the satisfaction of certain closing conditions including the entry into definitive documents to effect the consummation of the NACB Group and Disco Learning acquisition transactions described above. Each note was issued at a price equal to 85% of its principal amount, or $1,000,000 in aggregate purchase price.

As part of the second closing, the Company, the original investors and one new investor entered into Amendment No. 1 to the Securities Purchase Agreement, dated as of January 19, 2018, to provide for the addition of a new investor, clarify the use of proceeds from the second closing, increase the number of “commitment shares” to be issued at the second closing and decrease the exercise price of the warrants to be issued at the second closing, as discussed below.

The Company issued to the investors at the second closing three-year common stock purchase warrants (referred to as the warrants) to purchase up to 3,333,500 shares of Company common stock at an exercise price of $0.175 per share (compared to a warrant exercise price of $0.45 per share at the first closing), and issued 941,851 shares of Company common stock to the investors at the second closing as “commitment shares” in consideration for entering into the private placement, as required by Amendment No. 1 to the Securities Purchase Agreement.

Liquidity and Capital Resources

The Company had total assets of $4,014,399 as of October 31, 2017, including $2,073,897 of current assets, including $806,346 of intangible assets, net, relating to the fair market value of customer relationships, copyrights, trade names and non-compete agreements and goodwill of $967,015 acquired via acquisitions (as defined and described in Note 6 to the audited financial statements included in “Item 8. Financial Statements and Supplementary Data”).

The Company has negative working capital of $2,073,897 as of October 31, 2017, a cash balance of $388,085 and had net cash used in operations of $1,182,793 for the year ended October 31, 2017.

The Company has funded operations through short term credit card debt and advances against future credit card receipts. During the year ended October 31, 2017, the Company raised approximately $441,500 from the private placement of common stock and $4,500,000 from the private placement of convertible notes and notes payable. We plan to raise additional capital by the end of calendar year 2018 to fund ongoing operations and planned acquisitions. We intend to fund acquisitions primarily through the sale of our common stock and other convertible securities. As noted above, the Company completed two private placements of debt subsequent to year end.

Our consolidated financial statements as of October 31, 2017 were prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our significant working capital deficiency, significant losses from operations and needs to raise additional funds to meet obligations and sustain our operations. These conditions raise substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash flows

The Company had $1,182,793 of net cash used in operating activities for the year ended October 31, 2017, which mainly included net loss of $6,134,226 offset by depreciation and amortization of $269,802, bad debt expense of $192,042, share-based compensation of $3,035,635, amortization of debt discount of $528,099, impairment of assets of $387,697, change in contingent consideration of $131,080, change in derivative liability of $(136,703), gain on debt extinguishment of $(82,240) and increases in accounts receivable of $680,584, inventory of $125,002, other assets of $6,500, accounts payable of $1,057,897 and accrued expenses of $130,206.

The Company had $218,416 of net cash used in investing activities for the year ended October 31, 2017, which was due to the use of funds to acquire four wholly-owned subsidiaries in the amount of $9,425, net of cash received, and $85,319 for purchases of property, plant and equipment.

The Company had $1,720,925 of net cash provided by financing activities for the year ended October 31, 2017, which was mainly due to $4,495,176 of proceeds from the sales of notes payable offset by $3,204,875 of repayments of notes payable, $10,876 of repayments on leases payable and $441,500 of proceeds from the sale of common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Recent Accounting Standards

Refer to Note 2 in the Notes to the Consolidated Financial Statements for the Recent Accounting Standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

Probility Media Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

ProBility Media Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ProBility Media Corporation (the “Company”) as of October 31, 2017, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended October 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2017, and the results of its operations and its cash flows for the year ended October 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

New York, New York

April 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ProBility Media Corporation

We have audited the accompanying consolidated balance sheet of ProBility Media Corporation as of October 31, 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended October 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProBility Media Corporation as of October 31, 2016, and the results of their operations and their cash flows for the year ended October 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ LBB & Associates, Ltd., LLP

Houston, Texas

February 13, 2017

ProBility Media Corporation

Consolidated Balance Sheets

As of October 31, 2017 and 2016

	October 31, 2017	October 31, 2016
ASSETS
Current Assets
Cash	$388,085	$68,369
Accounts receivable, net	908,163	54,279
Inventory	771,149	514,795
Other current assets	6,500	–
Total current assets	2,073,897	637,443

Property, plant, and equipment, net	159,641	98,510
Intangible assets, net	806,346	238,608
Lease deposit	7,500	7,500
Goodwill	967,015	–
Investment in equity interest, at cost	–	45,967

Total Assets	$4,014,399	$1,028,028

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
Current portion of acquisition notes payable	$131,926	$26,311
Current portion - lease payable	13,837	–
Accounts payable and accrued expenses	1,855,324	310,459
Accounts payable – related parties	–	20,112
Accrued expenses – related parties	416,972	271,704
Stock payable	–	33,668
Stock payable – related parties	–	84,562
Current portion of convertible notes payable, net of discount $213,077 and $0, respectively	640,123	352,000
Notes payable, net of discount of $281,589 and $74,177, respectively	1,526,615	500,848
Derivative liabilities	–	218,943
Total current liabilities	4,584,797	1,818,607

Long-term liabilities:
Security deposit	7,000	7,000
Lease payable	51,697	–
Shareholder advance	93,050	88,000
Convertible notes payable, net of current portion, and discount of $114,937	107,863	–
Acquisition notes payable, net of current portion	368,540	343,745
Contingent liability consideration	493,080	–
Total long-term liabilities	1,121,230	438,745
Total liabilities	5,706,027	2,257,352

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized; 52,764,720 and 39,784,717 shares issued and outstanding as of October 31, 2017 and 2016, respectively	52,765	39,785
Additional paid-in capital	5,160,319	(498,623)
Accumulated deficit	(6,904,712)	(770,486)
Total stockholders’ deficit	(1,691,628)	(1,229,324)

Total Liabilities and Stockholders’ Deficit	$4,014,399	$1,028,028

The accompanying notes are an integral part of these consolidated financial statements.

ProBility Media Corporation

Consolidated Statement of Operations

For the Years Ended October 31, 2017 and 2016

	October 31, 2017	October 31, 2016

Revenues	$8,913,956	$3,089,974
Cost of sales	6,256,031	2,452,633
Gross profit	2,657,925	637,341

Operating expenses:
General and administrative expenses	7,661,882	1,012,323
Impairment expense	264,025	–
Depreciation and amortization expense	269,801	13,975
Total operating expenses	8,195,708	1,026,298

Operating Loss	(5,537,783)	(388,957)

Other income (expense):
Gain on debt extinguishment	82,240	–
Change in derivative liability	136,703	–
Discount amortization	(528,099)	(82,065)
Interest expense	(287,287)	(95,761)
Total other expenses	(596,443)	(177,826)

Loss before income taxes	(6,134,226)	(566,783)
Income tax expense (benefit)	–	–
Net loss	$(6,134,226)	$(566,783)

Net loss per common share, basic and diluted	$(0.13)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	47,225,522	24,493,835

The accompanying notes are an integral part of these consolidated financial statements.

ProBility Media Corporation

Consolidated Statement of Stockholders' Deficit

For the Years Ended October 31, 2017 and 2016

	Preferred Stock		Common Stock		Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance at October 31, 2015	–	$–	23,582,766	$23,583	$18,417	$(203,703)	$107,148	$(54,555)

Issuance of shares for compensation	–	–	7,238,096	7,238	114,796	–	–	122,034

Vesting of share-based compensation	–	–	–	–	9,710	–	–	9,710

Issuance of shares for cancellation of a warrant	–	–	1,179,138	1,179	(1,179)	–	–	–

Purchase of noncontrolling interest	–	–	–	–	(151,822)	–	(107,148)	(258,970)

Recapitalization	–	–	7,784,717	7,785	(488,545)	–	–	(480,760)

Net loss	–	–	–	–	–	(566,783)	–	(566,783)

Balance at October 31, 2016	–	–	39,784,717	39,785	(498,623)	(770,486)	–	(1,229,324)

Issuance of shares for compensation	–	–	4,975,161	4,975	3,030,660	–	–	3,035,635

Issuance of shares for cash	–	–	2,943,334	2,944	438,556	–	–	441,500

Shares issued for stock payable	–	–	23,187	23	60,264	–	–	60,287

Beneficial conversion feature	–	–	–	–	745,000	–	–	745,000

Issuance of shares due to acquisition	–	–	2,329,313	2,329	1,218,545	–	–	1,220,874

Issuance due to conversion of notes payable and accrued interest	–	–	2,709,008	2,709	165,917	–	–	168,626

Net Loss	–	–	–	–	–	(6,134,226)	–	(6,134,226)

Balance at October 31, 2017	–	$–	52,764,720	$52,765	$5,160,319	$(6,904,712)	$–	$(1,691,628)

The accompanying notes are an integral part of these consolidated financial statements.

ProBility Media Corporation

Consolidated Statement of Cash Flows

For the Years Ended October 31, 2017 and 2016

	October 31, 2017	October 31, 2016

Cash Flows from Operating Activities:
Net loss	$(6,134,226)	$(566,783)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	269,802	3,119
Bad debt expense	192,042	44,952
Share-based compensation	3,035,635	131,744
Amortization of debt discount	528,099	82,065
Impairment of intangible assets	218,058	–
Impairment of investment	45,967
Change in fair value of acquisition contingent consideration	131,080	–
Change in derivative liability	(136,703)	–
Gain on debt extinguishment	(82,240)	–
Changes in operating assets and liabilities:
Accounts Receivable	(680,584)	(34,421)
Inventory	125,002	(22,658)
Other assets	(6,500)	–
Accounts payable and accrued expenses	1,057,897	(81,717)
Accrued expenses – related parties	130,206	226,374
Net cash used in operating activities	(1,306,465)	(217,325)

Cash Flows from Investing Activities:
Acquisitions of Premier Purchasing and Marketing Alliance, LLC, One Exam Prep, LLC, W Marketing, Inc. and Cranbury Associates, LLC, net of cash received	(9,425)	(50,000)
Website development costs	–	(32,956)
Advances to cost method investee – related party	–	(45,967)
Property, plant and equipment purchases	(85,319)	–
Recapitalization	–	41,088
Net cash used in investing activities	(94,744)	(87,835)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	441,500	–
Payments on lease payable	(10,876)	–
Payments on convertible notes payable	(60,000)	–
Proceeds from notes payable	3,889,176	1,358,031
Proceeds from convertible note payable	606,000	87,000
Repayments on long term debt	(3,100,285)	–
Repayments of acquisition NPs	(44,590)	–
Repayments of notes payable	–	(1,129,639)
Repayment on convertible note payable	–	(15,864)
Net cash provided by financing activities	1,720,925	299,528

Net change in cash	319,716	(5,632)
Cash at beginning of year	68,369	74,001
Cash at end of year	$388,085	$68,369

Supplemental Cash Flow Disclosure:
Interest paid	$266,823	$90,000
Taxes paid	$–	$–

Common stock issued for stock payable	$60,287	$–
Common stock issued upon conversion of convertible NP	$168,626	$–
Record debt discount	$1,063,525	$–
Reclass of non-convertible debt to convertible debt	$45,000	$–
Note payable issued for noncontrolling interest	$–	$208,970
Common stock issued for business acquisitions	$1,220,875	$–

The accompanying notes are an integral part of these consolidated financial statements.

Probility Media Corporation

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

Probility Media Corporation (the “Company”) was incorporated in the State of Nevada on July 11, 2011. The Company was originally incorporated as New Era Filing Services Inc., and changed its name to Probility Media Corporation on February 1, 2017.

On October 31, 2016 (the “Closing Date”), the Company consummated the transactions contemplated by a Share Exchange Agreement (the “Exchange Agreement” or the “Business Combination”), by and between the Company and Brown Technical Media Corporation (“Brown”). In connection with the closing of the Exchange, the Company issued 32,000,000 restricted shares of our common stock, to the shareholders of Brown, which included Evan M. Levine, our Chief Executive Officer and director (6,600,000 shares of common stock beneficially owned by Mr. Levine, when including minor children and affiliates, who received shares in the Exchange), Noah I. Davis, our President and Chief Operating Officer (7,175,522 shares of common stock beneficially owned by Mr. Davis), and Steven M. Plumb, our Chief Financial Officer (11,469,785 shares of common stock beneficially owned by Mr. Plumb, when including shares held by his minor children and affiliates, who received shares in the Exchange) in consideration for 100% of the outstanding capital stock of Brown, and Brown became our wholly-owned subsidiary. This transaction was accounted for as a reverse merger with Brown as the surviving entity. The assets of the Company that existed prior to the transaction were recorded at their historical value as of the closing of the transaction and were added to the historical cost basis of the assets of Brown.

Brown Technical Media Corp. (“Brown”) was incorporated on January 21, 2014 and is a provider of codes, standards, training materials and related materials in print and electronically to small, medium and large businesses, government, and non-profit organizations in the United States.

Brown acquired a 51% interest on January 31, 2014 in Brown Book Shop, Inc., (“Brown Books”) a Texas corporation that was formed as Brown Book Shop, a sole-proprietorship, in 1946, and on June 8, 1976 was incorporated in Texas as Brown Book Shop, Inc. The Company operates an e-commerce website, www.browntechnical.org. On October 31, 2016, Brown acquired the remaining 49% of Brown Books.

On August 6, 2014, Brown formed Pink Professionals, LLC (“Pink”) to develop and market social networking software aimed at female managers and professionals in certain targeted professions, such as Oil and Gas, Finance and Information Technology. At the time of formation, Brown owned 75% of the membership units of Pink. On October 31, 2014, Brown sold the rights to the use of the software in the Oil and Gas industry to the 25% owner of Pink in exchange for cash consideration and the cancelation of such 25% owner’s membership units. Accordingly, Brown now owns 100% of the equity in Pink. Pink is currently dormant.

On February 11, 2016, the Company formed Brown Technical Publications, Inc., a wholly owned subsidiary, to publish original content.

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

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to purchase accounting, allowance for doubtful accounts, equity valuation, deferred tax valuations and derivative liabilities.

Cash

Cash and cash equivalents include short-term investments with original maturities of 90 days or less. The Company does not currently have any cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the overall quality of the receivable portfolio along with specifically-identified customer risks. As of October 31, 2017 and 2016, $68,990 and $19,635 was reserved as an allowance for doubtful accounts, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has no reserve as of October 31, 2017 and 2016.

One vendor accounted for approximately 22% and 34% of inventory purchases in fiscal year ended October 31, 2017 and 2016, respectively. This same vendor made up 59% and 35% of our accounts payable and accrued expenses as of October 31, 2017 and 2016, respectively.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. The Company calculates depreciation expense using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The estimated useful lives of property and equipment are as follows:

Classification	Estimated Useful Lives
Equipment	5 to 7 years
Leasehold improvements	Shorter of useful life or lease term
Furniture and fixtures	4 to 7 years
Websites	3 years

Revenue Recognition

The Company records revenue from sales transactions when there is persuasive evidence of an arrangement for sale, shipment has occurred and/or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. The Company’s shipping terms typically specify F.O.B. origination, at which time title and risk of loss have passed to the customer.

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

Sales Taxes

Various states impose sales tax on the Company’s sales to nonexempt customers. The Company collects that sales tax from customers and remits the entire amount to the state. The Company’s accounting policy is to exclude the tax collected and remitted to the State from revenue and cost of revenues.

Leases

All leases are reviewed for capital or operating classification at their inception under the guidance of Accounting Standards Codification Topic 840, “Leases” (“ASC 840”). We use our incremental borrowing rate in the assessment of lease classification, and define initial lease term to include the construction build-out period, but to exclude lease extension period(s). The company conducts operations primarily under operating leases. For leases that contain rent escalations, the company records the total rent payable during the lease term, as defined above, on a straight-line basis over the term of the lease and record the difference between the rents paid and the straight-line rent as a deferred rent liability.

Advertising Costs

The Company expenses advertising costs as incurred and recorded $706,430 and $199,055 during the years ended October 31, 2017 and 2016, respectively.

Income Taxes

The Company computes income taxes based upon the rates prevailing at year end. The Company provides deferred income taxes for the expected future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities. In addition, valuation allowances are provided when necessary to reduce deferred income tax assets to the amount expected to be realized. The Company assesses the need for a valuation allowance based on a more-likely-than-not realization threshold criterion. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, experience with operating loss carryforwards expiring, and tax planning alternatives. Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance.

In accordance with GAAP, the Company is required to determine whether a tax position is more-likely-than-not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals, based upon the technical merits of the position. The Company believes there are no uncertain positions that would require a provision being accrued as of October 31, 2017 or 2016. The Company’s policy is to recognize interest and penalties, if any, related to any underpayment of taxes and penalties in interest expense and operating expenses, respectively. The tax periods open to examination by the major taxing jurisdictions to which the Company is subject are three for federal income taxes and four years for state income taxes.

The Company files a federal income tax return and tax returns in Texas, New York and Florida. The Company is not under examination by any of the taxing jurisdictions.

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

Business Combinations

The Company allocates the purchase price paid for assets acquired and liabilities assumed in connection with our acquisitions based on its estimated fair values at the time of acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our financial statements. The most subjective areas include determining the fair value of the following:

-	Intangible assets, including the valuation methodology, estimations of future cash flows, discount rates, market segment growth rates, our assumed market segment share, as well as the estimated useful life of intangible assets;
-	Inventory; property, plant and equipment; pre-existing liabilities or legal claims; deferred revenue; and contingent consideration, each as may be applicable; and
-	Goodwill as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.

The Company’s assumptions and estimates are based upon comparable market data and information obtained from our management and the management of the acquired companies. The Company allocates goodwill to the reporting units of the business that are expected to benefit from the business combination.

Contingent Consideration

The Company recognizes the acquisition-date fair value of contingent consideration as part of the consideration transferred in exchange for the acquiree or assets of the acquiree in a business combination. The contingent consideration is classified as either a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  If classified as a liability, the liability is remeasured to fair value at each subsequent reporting date until the contingency is settled. Increases in fair value are recorded as losses, while decreases are recorded as gains. If classified as equity, contingent consideration is not remeasured and subsequent settlement is accounted for within equity.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated lives to the estimated residual values, and reviewed for impairment.

The Company performs a qualitative assessment for each of its reporting units to determine if the two-step process for impairment testing is required. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would then evaluate the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than book value, a second step is performed which compares the implied fair value of the reporting unit's goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting unit and the net fair values of the identifiable assets and liabilities of such reporting unit. If the implied fair value of the goodwill is less than the book value, the difference is recognized as impairment.

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

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815. The Company applies the guidance in ASC 815-40-35-12 to determine the order in which each convertible instrument would be evaluated for derivative classification.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

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

Fair Value of Financial Instruments

The Company believes that the fair value of its financial instruments comprising cash, accounts receivable, accounts payable, and convertible notes approximate their carrying amounts. As of October 31, 2017 and 2016, the Company had no Level 1 or Level 2 financial assets or liabilities, and Level 3 financial liabilities at October 31, 2016 consisted of the Company’s derivative liability.

The following table presents the fair value measurement information for the Company as of October 31, 2017:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$–	$–	$–	$–

The following table presents the fair value measurement information for the Company as of October 31, 2016:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$218,943	$–	$–	$218,943

Loss per Share

Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the years ended October 31, 2017 and 2016, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be antidilutive. For the year ended October 31, 2017, the Company had 33,000 common stock warrants outstanding, at an exercise price of $6.00 per share, expiring on August 31, 2020, and 7,664,931 shares related to convertible notes payable that were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash and accounts receivable. Cash is held to meet working capital needs and future acquisitions. Substantially all of the Company’s cash, are deposited with high quality financial institutions. At times, however, such cash may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of October 31, 2017 and 2016.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history and the nature of the Company’s revenues.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation including combining stock based compensation expense on the face of the Statement of Operations into the general and administrative expense line. Professional Fees are now included as part of General and Administrative Expense on the Statement of Operations.

Recent Accounting Standards

Accounting for Income Taxes – Intra-Entity Asset Transfers

In October 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We will implement the standard effective the beginning of our fiscal year October 31, 2019. Adoption of the guidance will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. A cumulative-effect adjustment will capture the write-off of income tax consequences deferred from past intra-entity transfers involving assets other than inventory and new deferred tax assets for amounts not recognized under current U.S. GAAP. We do not expect the standard to have a material impact on our financial statements upon adoption.

Leases

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We will implement the standard effective the beginning of our fiscal year October 31, 2020. We do not expect the standard to have a material impact on our balance sheet, statements of operations or cash flows.

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure

In January 2016, the FASB issued a new standard related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the changes in the standard is the requirement for changes in the fair value of our equity investments, with certain exceptions, to be recognized through net income rather than OCI. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The standard will be effective for us the beginning of our fiscal year October 31, 2019. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. We do not expect the standard to have a material impact on our balance sheet, statements of operations or cash flows.

Revenue from Contracts with Customers

In May 2014, the FASB issued a new standard related to revenue recognition. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We will adopt the standard using the full retrospective method to restate each prior reporting period presented.

The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The standard will be effective for us the beginning of our fiscal year October 31, 2019. The Company is currently evaluating the impact on our balance sheet, statements of operations or cash flows

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual financial reporting periods beginning after December 15, 2017. The Company expects to adopt this standard beginning of the fiscal year October 31, 2019. We do not expect the standard to have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles -Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which addresses the concerns over the cost and complexity of the two-step impairment test, and removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed for periods beginning after December 15, 2019 with early adoption permitted in January 2017. The Company expects to adopt this standard beginning of the fiscal year October 31, 2021. We do not expect the standard to have a material impact on our financial statements.

In July 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral. The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company expects to adopt this standard beginning of the fiscal year October 31, 2020. We do not expect the standard to have a material impact on our financial statements.

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a cumulative net loss since inception of $6,904,712, negative working capital of $2,395,963 and has required additional capital raises and credit card advances to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for at least the next twelve months. The Company’s continuation as a going concern is dependent upon its ability to create positive cash flows from operations and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment

Property and equipment consists of the following:

	October 31,
	2017	2016
Equipment	$68,182	$68,182
Web sites	60,343	32,956
Software	19,002	–
Leasehold improvements	98,213	19,002
Office equipment	41,661	5,533
Property and equipment	287,401	125,673
Less: accumulated depreciation and amortization	(127,760)	(27,163)
Property and equipment, net	$159,641	$98,510

Depreciation expense for the years ended October 31, 2017 and 2016, is $100,597 and $3,119, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

License Agreement with Northwestern University

On January 26, 2015, the Company entered into a license agreement with Northwestern University (“Northwestern”). Northwestern is the owner of certain patents and grants for cancer treatments of which the Company has obtained an exclusive license under a Patent Rights agreement and a non-exclusive license under a Know-How agreement (together the “Licensed Product”). According to the agreement, the Company had various milestones to maintain the licenses.

The Northwestern License required that the Company raise $3,000,000 dollars prior to the one-year anniversary of the agreement on January 26, 2016. The Company did not raise the requisite amount of capital and was in default on the license agreement. On December 16, 2016 the Company and Northwestern mutually agreed to terminate the license. In conjunction with the termination, Northwestern agreed to waive the payment of any outstanding license and milestone payments.

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

As partial consideration for the rights conveyed by Rochester under this agreement, the Company agreed to issue 25,437 shares of the Company’s common stock to Rochester as a one-time, non-refundable, non-creditable license issue fee valued at $200,000 based upon the average price per share during the week preceding the closing date, which was $7.86. Rochester could not transfer the shares before August 30, 2016. The Company originally capitalized the $200,000 as an intangible license asset on the consolidated balance sheet.

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
2)	$200,000 within 30 days of initiation of Phase III clinical trial; and
3)	$300,000 within 30 days of approval of a Patent Product,

As of October 31, 2017 and 2016, and through the date of this filing, none of the milestones noted above for Rochester have been met.

The term of this Agreement will commence on the closing date and will end upon the latest of (i) expiration of the last-to-expire valid claim of the Patent Products; or (ii) the 10 year anniversary of commercial launch of any Patent Product.

The University of Rochester License required that the Company spend $200,000 annually on drug development or pay an annual maintenance fee of $15,000 in cash or an equivalent number of the Company’s common stock. The Company has defaulted on these requirements. Although the Company has not received a notice of default from Rochester regarding the default, the Company recognized an impairment charge of $191,667 related to the Rochester License prior to closing the Exchange Agreement between the Company and Brown. No amounts are accrued as of October 31, 2017 related to this agreement.

Faulk Pharmaceuticals

On July 14, 2015, the Company closed on an asset acquisition agreement with Faulk Pharmaceuticals, Inc. (“Faulk”). The assets include 23 granted patents owned by Faulk, related to the treatment of cancer, virus infections, and treatment of parasitic infections. (“Faulk Assets”)

The Company issued 50,000 shares of restricted common stock which vested over 12 months following the closing date, with a fair market value of $274,000 based on its then closing stock price of $5.48. The patents were originally capitalized as an intangible asset and amortized over the life of the asset. In the year ending October 31, 2017 the Company fully impaired the remaining amount of $218,000 due to management’s decision to not purse the monetization of this asset (See Note 6).

For each calendar year continuing until the date that is 10 years after the expiration of the last of the patents conveyed to the Company, a royalty is due to Faulk of up to 5% of net revenue received by the Company in that year from the sales or licenses of any products commercialized by the Company, its successors or assignees as a direct result of the assets acquired or the technology or processes related to the assets acquired.

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

In April 2016, the Company retained Steven M. Plumb, CPA as Chief Financial Officer, through a contract with his consulting firm, Clear Financial Solutions, Inc. (“Clear Financial”). Clear Financial is paid $6,000 per month for Mr. Plumb’s services. In February 2014, Brown entered into consulting agreements with Mr. Davis and Mr. Plumb. The agreements were modified on May 1, 2016 such that Mr. Davis, the President and Chief Operating Officer is paid $11,000 per month by Brown and Mr. Plumb, the Chief Financial Officer, is paid $4,500 per month by Brown. The contracts expire on December 19, 2017. In June 2017, compensation for Mr. Davis and Mr. Plumb was increased to $15,000 per month by the board of directors. In addition, the Panther agreements with Mr. Levine and Mr. Plumb remain in effect. In addition, Mr. Plumb was awarded a stock grant for 180,000 shares of the Company’s common stock, vesting equally over 36 months. In November 2016, the Company accelerates the vesting of Mr. Plumb’s stock grant and the entire stock grant of 180,000 shares were issued to Mr. Plumb. During the year ended October 31, 2017, Mr. Levine, Mr. Davis, and Mr. Plumb were each issued 670,000 shares of common stock with a fair value to each individual of $368,500.

During the year ended October 31, 2017, Mr. Levine, Mr. Davis, and Mr. Plumb were paid $176,000, $182,077 and $170,700, in cash compensation, respectively.

During the year ended October 31, 2016, Mr. Levine, Mr. Davis, and Mr. Plumb were paid $204,000, $128,000 and $88,000, respectively.

Legal

We are not currently involved in any legal matters arising in the normal course of business. From time to time, we could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, we review the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of October 31, 2017 and 2016:

October 31, 2017
Asset	Useful life (yr)	Cost	Accumulated Amortization	Carrying Value

Customer Relationships	3-5	$480,000	$72,235	$407,765
Copyrights	5	73,000	11,488	61,512
Trade Names	4	327,000	52,306	274,694
Non-Compete	5	75,000	12,625	62,375
Totals		$955,000	$148,654	$806,346

October 31, 2016
Asset	Useful life (yr)	Cost	Accumulated Amortization	Carrying Value

Faulk Patents	10	$274,000	$35,392	$238,608
Totals		$274,000	$35,392	$238,608

Amortization expense for the year ended October 31, 2017 and 2016 is $169,204 and $35,392, respectively. The amortization expense included amortization of $20,550 on the Faulk Patents and the Company recognized impairment of $218,058 related to the Faulk assets during the year ended October 31, 2017.

The estimated aggregate amortization expense for each of the next five years and thereafter will approximate $224,800 in 2018, $224,800 in 2019, $188,100 in 2020, $128,800 in 2021 and $39,800.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of October 31, 2017 and 2016, total advances from certain officers, directors and shareholders of the Company were $92,550 and $87,500, respectively, which was used for payment of general operating expenses. The related parties advances have no conversion provisions into equity, are due on demand and do not incur interest.

In November 30, 2014, a shareholder of the Company advanced $500 to Pink Professionals, LLC, a wholly-owned subsidiary of the Company. The advance is interest free, due upon demand and remains outstanding.

On August 31, 2016, the Company issued 1,238,096 shares of its common stock to an employee as compensation valued at $20,874.

On September 30, 2016, the Company issued 6,000,000 shares of its common stock to the CEO of Panther (prior to the Brown Transaction) as compensation valued at $101,160.

During the year ended October 31, 2016, the Company recognized $9,710 in share-based compensation related to the stock grants made to the chief financial officer.

Accounts payable – related party reflects amounts due to our CEO and CFO of $20,112 as of October 31, 2016.

Stock payable – related party reflects stock compensation earned for which the shares had not been issued to officers and directors of $0 and $84,562 at October 31, 2017 and 2016, respectively. This stock payable was settled with the issuance of 23,187 shares.

On November 7, 2016, the Company agreed to issue 500,000 shares of its restricted common stock to the Vice Chairman of the Board, Richard Corbin. The fair market value of the common stock was $395,000 on the date of issuance and was expenses immediately as compensation for past services.

On November 8, 2016, the Company issued 23,187 shares of restricted common stock to the former Chairman of the Board for the settlement of stock payable. The fair market value of the common stock was $60,287 on the date of issuance.

On December 23, 2016, the Company sold 333,334 shares of restricted common stock to the Vice Chairman of the Board of Directors, Richard Corbin, Jr. for gross proceeds of $50,000.

On January 30, 2017, the Company borrowed $70,000 from a trust related to Richard Corbin, Jr., the Vice Chairman of the Board. The loan is due on February 10, 2017, at which time the Company paid $25,000 towards the balance. In May 2017, the note was modified to be convertible into the Company’s common stock at $0.25 per share, bearing interest at 12%. The note is due in June 2020.

During the year ended October 31, 2017, the Company made payments on behalf of the President and CFO in the amount of $123,672 to an urgent care center that was managed by the President and CFO of the Company. The Company also invested $45,967 for 5% of the equity in the urgent care center. In August 2017, the urgent care center’s assets were sold and the buyer assumed certain liabilities, including relieving our officers of certain financial responsibilities. The Company, the officers of the Company, and the other investors in the urgent care center, received no cash upon the sale of the assets of the urgent care center; therefore, the Company has recognized the original investment of $45,966 as an impairment and the $123,672 payments made on behalf of the President and CFO as compensation to our officers, which is included in general and administrative expenses for the year ended October 31, 2017. Accordingly, the balance of the investment account is $0 at October 31, 2017.

During the year ended October 31, 2017 the Company issued 3,876,828 shares of common stock for compensation valued at $2,354,338 which was fully expensed for past services. Of the total, 2,190,000 shares valued at $1,256,005 were issued to officers of the Company and 1,098,333 shares valued at $814,083 were issued to Directors of the Company’s Board.

The Company uses credit cards of related parties to pay for certain operational expenses. The Company has agreed to pay the credit card balances, including related interest. As of October 31, 2017 and 2016, the Company has outstanding balances on these credit cards of $416,972 and $271,704, respectively.

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following unsecured notes:

	October 31,
	2017	2016
Note payable dated September 9, 2016, bearing interest at 14.9% per annum, due May 2018.	$160,912	$49,799

Note payable dated May 14, 2015 bearing interest at 18% per annum, due September 2018, guaranteed by the officers of the Company.	72,104	100,496

Note payable dated May 19, 2015, bearing interest at 33% per annum, due September 14, 2017, and guaranteed by the officers of the Company. The effective interest rate is 35.6% per annum. This note was paid in full at maturity.	–	241,770

Note payable dated October 23, 2014, bearing interest at 10% per annum and due in August 2017. This note was renewed at maturity and the due date was extended to February 2018 at which time it was paid in full.	9,019	131,960

Note payable dated March 16, 2015 bearing interest at 9%, due June 30, 2017. The note is due April 30, 2018.	51,000	51,000

Note payable dated January 1, 2017 bearing interest at 8%, due September 30, 2017. The note is secured by the membership interest of Premier Purchasing and Marketing Alliance, LLC held by the Company. The note is in default.	50,000	–

Note payable dated January 1, 2017 bearing interest at 0.0%, due in three installments ending March 31, 2017. The note is in default.	50,000	–

Non-interest bearing note payable dated January 1, 2017, due on March 1, 2017. The note is secured by the membership interest of Premier Purchasing and Marketing Alliance, LLC held by the Company. The note is in default; however no notice of default received at the date of filing.	36,830	–

Note payable dated January 17, 2017 bearing interest at 7%, due January 17, 2018 and guaranteed by the officers of the Company. This note was paid in full at maturity.	95,695	–

Note payable dated March 14, 2017 bearing interest at 9%, due March 14, 2018, at which time it was paid in full.	44,212	–

Note payable dated July 26, 2017 bearing interest at 16.216%, due on July 26, 2018.	158,266	–

Note payable dated October 2, 2017 with an original principal of $498,750 requiring daily payments of $1,979. The payments are subject to adjustments based on future revenue. A discount of $142,500 was recorded with this issuance of the debt and is being amortized over the life of the note.	465,107	–

Note payable dated October 2, 2017 with an original principal of $498,750 requiring daily payments of $1,979. The payments are subject to adjustments based on future revenue. A discount of $142,500 was recorded with this issuance of the debt and is being amortized over the life of the note.	469,065

Line of credit with a maximum value of $125,000 dated January 4, 2008 bearing interest at the prime rate plus 2%.	44,269	–

Note payable dated October 11, 2017 with an original principal of $108,025 requiring daily payments of $450. The payments are subject to adjustments based on future revenue. A discount of $33,525 was recorded with this issuance of the debt and is being amortized over the life of the note.	101,725	–

Total notes payable	1,808,204	575,025
Less original issue discount	(474,765)	(156,240)
Amortization of discount	193,176	82,063
Notes payable, net	$1,526,615	$500,848

Notes payable related to certain acquisitions consists of the following:

	October 31,
	2017	2016
Note payable dated June 22, 2017 bearing interest at 8% per annum, due August 22, 2018 with monthly principal and interest payments totaling $3,306 beginning August 22, 2017. The notes are to the former owners of W Marketing.	$56,250	$–

Note payable dated July 31, 2017, bearing interest at 6% per annum and due November 30, 2019 with monthly principal and interest payments totaling $4,153 beginning November 1, 2017. The notes are to the former owner of Cranbury.	100,000	–

Notes payable dated January 31, 2014 bearing interest at 8%, due February 1, 2019 with monthly principal and interest payments totaling $4,629. The notes are due to the former owners of Brown Book Store.	344,216	370,056

Total acquisition notes payable	500,466	370,056
Less, acquisition notes payable current portion	(131,926)	(26,311)
Long term portion of acquisition notes payable	$368,540	$343,745

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

NOTE 9 – STOCK PAYABLE

As of October 31, 2016, the Company has 324,000 shares of its restricted common stock that were fully vested and were not issued. The shares had a fair market value of $118,230 as of October 31, 2016, of which 300,000 shares valued at $84,562 is owned to related parties. The 324,000 common shares were issued during the year ended October 31, 2017 and the stock payable balance was $0 on October 31, 2017.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

	October 31,
Description	2017	2016
On August 20, 2015, the Company executed a convertible note payable to Typenex Co-Investment, L.LC. in the original principal amount of $247,000 for net proceeds of $220,000, payable on March 31, 2018 bearing interest at 10% per annum. This note is convertible into the Company’s common stock at $7.50 per share unless the market capitalization of the Company falls below $15,000,000, at which point the conversion price will equal the market price of the Company’s common stock on the date of conversion. On October 29, 2015, the market capitalization of the Company fell below $15,000,000 and the variable conversion feature became permanent. The note is unsecured. On May 12, 2017 the note holder sold this note to an unrelated third party. In November 2017, this note was repaid. See additional information below.	$125,000	$265,000

During the year ended October 31, 2016, the Company sold convertible promissory notes in aggregate amount of $87,000 to three investors. During the six months ending April 30, 2017, the Company sold an additional note with a face value of $50,000. The notes bear interest at 10% per annum and may be converted into the common stock of the Company upon the completion of a capital raise of up to $500,000 by December 31, 2016 (a “Qualified Raise”). The notes may be converted into common stock at 75% of the price of the capital raised in the Qualified Raise. On December 31, 2016, notes with a principal and accrued interest balance of $88,626 were converted into 709,008 shares of the Company’s common stock. The remaining note is due on December 31, 2017. The note is in default.	50,000	87,000

On January 20, 2017, the Company executed a non-interest bearing convertible note in the original principal amount of $300,000, payable on January 20, 2018. The note is convertible into the Company’s common stock at $0.50 per share, no earlier than one year from the date of the note, at the election of the noteholder. The note is secured by the membership units of One Exam Prep, LLC held by the Company.	300,000	–

In June 2017, the Company sold convertible notes payable of $356,000 to 8 investors. The notes bear interest at 15%, are due in one year and are convertible at $0.15 per share. In connection with the issuance, the company recorded a discount of $356,000 from the beneficial conversion feature that will be amortized over the life of the note.	356,000	–

In June 2017, the Company sold a convertible note payable of $200,000 to an investor. The note bears interest at 12% and is due in June 2020 and is convertible at $0.25 per share. The Company is obligated to make monthly interest payments of $2,000 per month to the note holder. In connection with the issuance, the company recorded a discount of $184,000 from the beneficial conversion feature that will be amortized over the life of the note.	200,000	–

On June 18, 2017, the Vice Chairman of the Board, who holds a $45,000 note dated January 30, 2017, with the Company agreed to convert the principal balance on his note into a convertible note that bears interest at 12% and is due in June 2020 and is convertible at $0.25 per share. The Company is obligated to make monthly interest payments of $500 per month to the note holder.	45,000	–

Total convertible notes payable, net	1,076,000	352,000
Less: net discount on convertible notes payable	(328,014)	–
Less, current portion	(525,186)	(352,000)
Long term portion of convertible notes payable	$222,800	$–

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

On May 12, 2017, Typenex sold the Note to an unrelated third party (“Debt Holder”). In connection with the sale of the Note, the Company and the purchaser Debt Holder agreed to modify the terms of the Note so as to change the conversion price from a variable conversion rate to a fixed conversion price of $0.04 per share. In connection with the change to fixed conversion terms the Company no longer has a derivative liability and recorded a beneficial conversion feature of $205,000 which is included with interest expense. The note bears interest at 10% per annum and is due on demand. The Company recorded a gain on extinguishment and a change in fair value of the derivative of $82,240 and $136,703 respectively on the statement of operations.

On June 21, 2017, the debt holder converted $80,000 in accordance with the conversion terms for 2,000,000 shares of common stock. In November 2017 the Company paid the remaining balance in full.

NOTE 11 –DEBT

Debt consists of Notes Payable and Acquisition Notes Payable summarized in Note 8 and Convertible Notes Payable summarized in Note 10. The table below summarizes the future principal payments for all long-term debt. The fair values approximate the related carrying values of the Company’s debt, including current maturities.

Years ending October 31,	Future Principal Payments
2018	$2,793,330
2019	386,640
2020	204,700
Thereafter	–
$3,384,670

NOTE 12 – CAPITALIZED LEASES

The Company has an obligation under a capitalized lease for certain equipment with a lease term of five years, expiring through May 2021. The capital lease obligation totaled $65,534 at October 31, 2017 and require monthly payments of $2,044. Interest is imputed at an average rate of approximately 18.00%. At October 31, 2017, the cost of rental equipment under capital leases amounted to $76,410 and related accumulated depreciation amounted to $21,437. The rental equipment may be repurchased at favorable prices by the Company upon expiration of the lease term (generally at the fair market value of the equipment at the expiration of the lease). The liability under each lease is secured by the underlying equipment on the lease.

At October 31, 2017, future minimum lease payments by year and the present value of future minimum capital lease payments are as follows:

Years ending October 31,	Amount
2018	$24,528
2019	24,528
2020	24,528
2021	16,435
Total minimum payments	90,019
Less amount representing interest	(24,485)
Present value of minimum lease payments	65,534
Less: current portion	(13,837)
Total long-term portion	$51,697

NOTE 13 – DERIVATIVE LIABILITIES

On August 20, 2015, the Company issued a convertible note agreement with a variable conversion feature that gave rise to an embedded derivative instrument. The derivative feature has been valued using a binomial lattice-based option valuation model using holding period assumptions developed from the Company’s business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies. Increases or decreases in the Company’s share price, the volatility of the share price, changes in interest rates in general, and the passage of time will all impact the value of the derivative instrument. The Company re-values the derivative instrument at the end of each reporting period and any changes are reflected as changes in derivative liabilities in the consolidated statements of operations. Beginning in May 2017 the Company no longer had any derivative liabilities due to a modification in the convertible feature of certain notes (See Note 10 for the details of modification). The assumptions used are as follows:

	May 12, 2017	October 31, 2016
Market value of common stock on measurement date (1)	$0.55	$0.56
Adjusted conversion price (2)	$0.1800	$0.2304
Risk free interest rate (3)	0.99%	0.68%
Life of the note in years	0.811 years	1.726 years
Expected volatility (4)	583.67%	360.57%
Expected dividend yield (5)	–	–

(1)	The market value of common stock is based on closing market price as of initial valuation date.
(2)	The adjusted conversion price is calculated based on conversion terms described in the note agreement.
(3)	The risk-free interest rate was determined by management using the 2 year Treasury Bill as of the respective Offering or measurement date.
(4)	The volatility factor was estimated by management using the historical volatilities of the Company’s stock.
(5)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The valuation of the derivative liability was $0 and $218,943 on October 31, 2017 and 2016, respectively. During the year ended October 31, 2017, the Company recognized derivative expense of $136,703 related to the change in fair value and gain on debt extinguishment of $82,240 as a result of principal payment totaling $60,000.

NOTE 14 – STOCKHOLDERS’ EQUITY

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

The Company recognized $9,710 in share-based compensation expense during the year ended October 31, 2016 related to a stock grant made to the CFO of the Company.

On November 8, 2016, the Company issued 23,187 shares of restricted common stock to the former Chairman of the Board for the settlement of stock payable. The fair market value of the common stock was $60,287 based on the quoted stock price on the date of issuance.

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

On June 22, 2017 the Company issued 900,000 shares of common stock related to the acquisition of W Marketing. The fair market value of the shares on the date of issuance was $450,000.

On July 31, 2017, the Company issued 784,313 shares of common stock related to the acquisition of Cranbury. The fair market value of the shares on the date of issuance was $400,000.

During the year ended October 31, 2017 the Company issued 2,943,334 shares of common stock for cash proceeds of $441,500 in private placements without transaction costs.

During the year ended October 31, 2017 the Company issued 4,975,161 shares of common stock for compensation valued at $3,035,634 which was fully expensed for past services. Of the total issued 2,190,000 shares valued at $1,256,005 were issued to officers of the Company, 1,098,333 shares valued at $814,083 were issued to Directors of the Company’s Board and 1,686,828 shares valued at $965,546 were issued to consultants.

NOTE 15 – ACQUISITIONS

Premier Acquisition

On January 19, 2017, the Company executed a Share Exchange Agreement (the “Premier Exchange Agreement”), by and between the Company, Premier Purchasing and Marketing Alliance LLC (“Premier”), and the sole member of Premier, Scott Schwartz. In connection with the closing of the transactions contemplated by the Premier Exchange Agreement (the “Premier Exchange”), the Company acquired 100% of the outstanding membership interests of Premier from Mr. Schwartz in consideration for $557,705 in consideration as follows:

•	$50,000 cash;
•	$136,830 in notes payable;
•	$370,875 of common stock - 645,000 shares of restricted common stock (the “Premier Shares”).

The Company valued the stock issued in connection with the acquisition of Premier at $0.57 per share. The quoted value of the Company’s common stock on the date of acquisition was $0.99 per share. Based upon a review of the trading volume and price volatility during the 30 days prior to and subsequent to the acquisition, the Company determined that the quoted price on the date of the transaction was the result of a spike in trading volume in a very thin market, which artificially increased the price of the stock. The Company’s stock was trading between $0.50 and $0.60 per share during the thirty days prior to the spike in the stock price. Within 15 days of the date of acquisition, the stock price had returned to this band of trading. The price on February 10, 2017, 15 trading days after the acquisition date, the stock price was $0.575 per share. The stock traded at this price for 7 consecutive days. The average stock price was $0.626 during the 30 days after February 10, 2017. Accordingly, the Company valued to stock issued in connection with the acquisition at $0.575 per share.

The amounts owed under the First Note, Second Note and Hill Note are secured by a Security Agreement, providing Mr. Schwartz a first priority security interest in all of the membership interests of Premier. The Premier Exchange has an effective date of January 1, 2017.

The Premier Share Exchange agreement included a milestone based earn out provision worth up to $50,000. At the time of the acquisition the Company did not consider the achievement of the milestone to be likely and as such did not include this as part of the purchase price.

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

The following information summarizes the allocation of the fair values assigned to the assets at the purchase date:

Amount
Cash and cash equivalents	$–
Inventory	58,524
Intangible assets	210,000
Goodwill	289,181
Total identifiable assets	557,705
Less: liabilities assumed	–
Total purchase price	$557,705

The following table summarizes the cost of amortizable intangible assets related to the Premier acquisition:

	Estimated Cost	Useful life (years)
Customer list	$131,000	3
Trade Name	76,000	4
Copyrights	3,000	5
Total	$210,000

One Exam Prep Acquisition

On January 26, 2017, the Company executed a Share Exchange Agreement (the “One Exam Exchange Agreement”), by and between the Company, One Exam Prep LLC (“One Exam”), and the sole member of One Exam, Rob Estell. In connection with the closing of the transactions contemplated by the One Exam Exchange Agreement (the “One Exam Exchange”), the Company acquired 100% of the outstanding membership interests of One Exam from Mr. Estell in consideration for the Non-Recourse Secured Convertible Promissory Note (the “Secured Note”).

The amount owed under the Secured Note is secured by a Security and Pledge Agreement, providing Mr. Estell a first priority security interest in all of the membership interests of One Exam, and allowing him to take over control and ownership of One Exam if the Company defaults in our obligations under the Secured Note. The One Exam Exchange has an effective date of January 1, 2017. The One Exam Share Exchange included standard and customary representations, warranties and indemnification rights.

As additional consideration for agreeing to the terms of the transaction, the Company agreed to issue Mr. Estell up to 1,000,000 shares of restricted common stock of the Company, as an earn-out, with shares being issued in fiscal 2017 and/or fiscal 2018 (up to a maximum of 1,000,000 in aggregate for both years (the “Earn-Out Shares”)), based on the following calculation: (a) total annual revenue of One Exam (for the years ended December 31, 2017 and 2018, as applicable) minus $1,000,000, divided by three, (b) plus total net profit of One Exam minus $100,000, multiplied by three, multiplied by (c) 0.30. For example:

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

The Non-Recourse Secured Convertible Promissory Note (the “Secured Note”) provided to Mr. Estell at closing evidences the principal amount of $300,000 owed to Mr. Estell, which does not accrue interest. Beginning on the first business day which falls thirty days after the earlier of (a) January 20, 2018; and (b) the date the Company determines in our sole discretion, and continuing month to month thereafter, a portion of the principal amount of the Secured Note equal to the lesser of (A) ten percent (10%) of the total trading volume of our common stock for the thirty (30) days prior to such applicable date; and (B) such number of shares of common stock as equals 4.99% of our then outstanding shares of common stock, multiplied by $0.50 per share, automatically converts into common stock. Additionally, on the first business day following January 20, 2019, the remaining balance of the Secured Note converts into common stock at a conversion price of $0.50 per share. If the Company fails to comply with any of the provisions of the Secured Note, Mr. Estell’s sole remedy is to take back ownership of the membership interests representing 100% of the ownership of One Exam. The Secured Note contains standard and customary events of default and may be prepaid at any time without penalty. Mr. Estell also entered into a Lock- Up Agreement with us in connection with the closing.

As part of the acquisition of OEP, the Company entered into a consulting agreement (the “Agreement”) with the former owner of OEP (the “Consultant”). During the term of the Agreement, the Consultant agreed to the following provisions: a) the Consultant shall not directly or indirectly, solicit or otherwise encourage any employees or consultants of the Company to leave the employ or service of the Company, or solicit, directly or indirectly, any of the Company’s employees or consultants for employment or service; and, b) that during the Term and during the twelve-month period following the Termination Date, Consultant shall not: (i) interfere with the Company’s business relationship with its customers or suppliers, or (ii) solicit, directly or indirectly, or otherwise encourage any of the Company’s customers or suppliers to terminate their business relationship with the Company. The Company has allocated $75,000 of the purchase price to these features of the Agreement.

As part of the One Exam Exchange, the Company entered into a Consulting Agreement with Mr. Estell. The Consulting Agreement continues until December 31, 2020, terminable by either party with 90 days prior notice at any time, or 10 days’ notice by us upon the material breach of any term of the Consulting Agreement by Mr. Estell. The Company agreed to pay Mr. Estell compensation of $1,500 per week during the first year of the term; $1,575 per week during the second year of the term; and $1,654 per week during the third year of the term and Mr. Estell agreed to customary confidentiality and work made for hire terms in the agreement. The Company also agreed that Mr. Estell would be paid a $60,000 signing bonus, payable in four installments of $15,000 each on April 30, 2017, May 30, 2017, June 30, 2017 and July 30, 2017, and that Mr. Estell could earn a bonus on June 30th and December 31st, of each year during the term of the agreement, beginning with periods after January 1, 2017 equal to (a) total revenue generated by One Exam and other related companies and assets the Company may acquire in the future, less (i) $500,000, less (ii) 50% of the total revenue for the prior annual period of any related companies and assets the Company may acquire in the future, (b) divided by 100 (rounded down to the nearest $250,000 increment); plus (x) total gross profit generated by One Exam and other related companies and assets the Company may acquire in the future, less (i) $37,500, less (ii) 50% of the total gross profit for the prior annual period of any related companies and assets the Company may acquire in the future; (y) divided by 100 (rounded down to the nearest $25,000 increment) (the “ Bonus ”). The Company is required to calculate the Bonus as soon as practicable after each June 30th and December 31st, and pay the Bonus due promptly after such calculation is made. In the event that the revenue or gross profit calculation above is negative, the Company shall decrease the applicable Bonus, provided that the Bonus may not be less than $0, provided further that any negative Bonus calculation for any period ending June 30th, carries over and adjusts downward any positive Bonus for any period ending December 31st.

The following information summarizes the allocation of the fair values assigned to the assets at the purchase date:

Amount
Cash and cash equivalents	$14,232
Inventory	159,961
Property and equipment	76,410
Intangible assets	186,000
Goodwill	257,091
Total identifiable assets	693,694
Less: liabilities assumed	(121,694)
Total purchase price	$572,000

Non-Recourse Secured Convertible Promissory Note	$300,000
Contingent consideration	272,000
Total purchase price	$572,000

The following table summarizes the cost of amortizable intangible assets related to the One Exam Prep acquisition:

	Estimated Cost	Useful life (years)
Non-compete agreement	$75,000	5
Trade Name	53,000	4
Copyrights	58,000	5
Total	$186,000

W Marketing Acquisition

On June 22, 2017, the Company consummated the transactions contemplated by a Share Exchange Agreement (the “W Marketing Exchange Agreement”), by and between the Company, W Marketing Inc. (“W Marketing”), and the two shareholders of W Marketing (the “W Marketing Shareholders”). In connection with the closing of the transactions contemplated by the W Marketing Exchange Agreement (the “W Marketing Exchange”), the Company acquired 100% of the outstanding shares of capital stock of W Marketing from the W Marketing Shareholders in consideration for 900,000 shares of restricted common stock (the “W Marketing Shares”), the assumption of an outstanding promissory note in the amount of $70,000 owed by W Marketing to Citibank and $75,000 in W Marketing Notes (defined below). The W Marketing Exchange has an effective date of May 1, 2017. The W Marketing Share Exchange Agreement included standard and customary representations, warranties and indemnification rights.

As additional consideration for agreeing to the terms of the transaction, the Company agreed to issue the W Marketing Shareholders an additional $50,000 of shares of restricted common stock (based on the closing sales price of the Company’s common stock on July 31, 2018), in the event the revenue generated by W Marketing exceeds $1.5 million during the 12 calendar months ended July 31, 2018 (the “W Marketing Earn-Out” and the “W Marketing Earn-Out Shares”).

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

The Company provided Promissory Notes (the “W Marketing Notes”) to each of the two W Marketing Shareholders at closing, which each evidence the principal amount of $37,500 ($75,000 in aggregate) owed to such W Marketing Shareholders. The W Marketing Notes accrue interest at the rate of 8% per annum (12% upon the occurrence of an event of default), beginning June 22, 2017, and are payable at the rate of $3,306 per month, beginning August 22, 2017, through the maturity date of such notes, August 22, 2018. The W Marketing Notes contain standard and customary events of default and may be prepaid at any time without penalty.

As part of the W Marketing Exchange, on June 22, 2017, and effective June 23, 2017, the Company entered into an employment agreement with Jeffrey S. Spellman, one of the employees of W Marketing (“Employment Agreement”). Pursuant to the Employment Agreement, the Company agreed to pay Mr. Spellman, $50,000 per year, pay Mr. Spellman a commission of 4% of the net profit originated through his personal direct sales efforts, issue him $1,000 worth of shares of restricted common stock of the Company at the end of each calendar quarter during the term of the agreement (beginning September 30, 2017)(the “Employment Agreement Shares”), and pay him one month of salary as severance pay in the event the agreement is terminated by Mr. Spellman with good reason or terminated by the Company without cause. The agreement includes standard and customary indemnification, work for hire, confidentiality, arbitration and trade secret provisions.

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

The following information summarizes the allocation of the fair values assigned to the assets at the purchase date:

Amount
Cash and cash equivalents	$26,343
Accounts receivable	46,245
Inventory	162,871
Intangible assets	230,000
Goodwill	232,847
Total identifiable assets	698,306
Less: liabilities assumed	(123,306)
Total purchase price	$575,000

Common shares	$450,000
Notes payable	75,000
Contingent consideration	50,000
Total purchase price	$575,000

The following table summarizes the cost of amortizable intangible assets related to the W Marketing acquisition:

	Estimated Cost	Useful life (years)
Customer list	$108,000	5
Trade Name	110,000	4
Copyrights	12,000	5
Total	$230,000

Cranbury Acquisition

On July 31, 2017, the Company consummated the transactions contemplated by a Share Exchange Agreement (the “Cranbury Exchange Agreement”), by and between the Company, Cranbury Associates, LLC (“Cranbury”), and the sole member of Cranbury (the “Cranbury Member”). In connection with the closing of the transactions contemplated by the Cranbury Exchange Agreement (the “Cranbury Exchange”), the Company acquired 100% of the outstanding membership interests of Cranbury from the Cranbury Member in consideration for 784,313 shares of restricted common stock, valued at $400,000 on the closing date (the “Cranbury Shares”), and a promissory note in the amount of $100,000 (described below). The Cranbury Exchange has an effective date of May 1, 2017. The Cranbury Share Exchange Agreement included standard and customary representations, warranties and indemnification rights. The Cranbury Shares are to be held in escrow in order to secure the indemnification requirements of the Cranbury Member pursuant to the terms of the Cranbury Exchange Agreement, until January 1, 2018.

As additional consideration for agreeing to the terms of the transaction, the Company agreed to issue the Cranbury Member an additional $100,000 of shares of restricted common stock (based on the closing sales price of the Company’s common stock on July 31, 2018), in the event the revenue generated by Cranbury exceeds $2.0 million during the 12 calendar months ended July 31, 2018 (the “Cranbury Earn-Out” and the “Cranbury Earn-Out Shares”).

Cranbury, established in 2010, sells training and educational materials to governmental institutions and private sector markets in Brazil, Mexico, Columbia, Trinidad, and other international regions. The Company markets and represents approximately 40 major publishers in international markets.

The Company provided a Promissory Note (the “Cranbury Note”) to the Cranbury Member at closing, which evidences the principal amount of $100,000 owed to such Cranbury Member. The Cranbury Note accrues interest at the rate of 6% per annum (10% upon the occurrence of an event of default), beginning August 31, 2017, and is payable at the rate of $4,153 per month, beginning November 1, 2017, through the maturity date of such note, November 30, 2019. The Cranbury Note contains standard and customary events of default and may be prepaid at any time without penalty.

As part of the Cranbury Exchange, on and effective July 31, 2017, the Company entered into a Consulting Agreement with Ethan Atkin, the Cranbury Member (the “Consulting Agreement”). Pursuant to the Consulting Agreement, which has a term of one year, the Company agreed to pay Mr. Atkin, $3,750 per month and Mr. Atkin agreed to provide us 120 hours of services for each of the first three months of the term and 100 hours per month thereafter, in connection with the integration of Cranbury’s operations into those of the Company, the training of a new head of international sales at the Company, and introductions to contacts of Mr. Atkin and Cranbury in connection with Cranbury’s operations and the change in control and management. The agreement includes standard and customary work for hire, confidentiality, and trade secret provisions. In the event that the Consulting Agreement is terminated by Mr. Atkin, terminated by the Company for cause, or terminated due to Mr. Atkin’s death or disability, prior to 180 days after the closing date, the earn-out is terminated and no earn-out Shares are due.

The Cranbury Shares issued pursuant to the Cranbury Exchange Agreement are subject to a lock-up agreement (the “Lock-Up Agreement”), which prohibits the sale of any such shares for a period of one year and restricts the sale of any of the shares in any thirty day period, for an additional one year thereafter, to 10% of the total Cranbury Shares, on a rolling basis.

The following information summarizes the allocation of the fair values assigned to the assets at the purchase date:

Amount
Cash and cash equivalents	$–
Accounts receivable	319,097
Intangible assets	329,000
Goodwill	187,896
Total identifiable assets	835,993
Less: liabilities assumed	(235,993)
Total purchase price (less contingent consideration)	$600,000

Common shares	$400,000
Notes payable	100,000
Contingent consideration	100,000
Total purchase price	$600,000

The following table summarizes the cost of amortizable intangible assets related to the Cranbury acquisition:

	Estimated Cost	Useful life (years)
Customer list	$241,000	5
Trade Name	88,000	4
Total	$329,000

Unaudited Combined Pro Forma Information

The results of One Exam and Premier are included in the consolidated financial statements effective January 1, 2017. The results of W Marketing and Cranbury are included in the consolidated financial statements effective May 1, 2017.

	Premier	One Exam	W Marketing	Cranbury
Revenues since the acquisition date included in the consolidated statement of operations for the year ended October 31, 2017	$458,118	$1,459,835	$722,883	$954,031

Earnings (loss) since the acquisition date included in the consolidated statement of operations for the year ended October 31, 2017	$(119,930)	$63,302	$(86,356)	$(4,457)

The following schedule contains pro-forma consolidated results of operations for the year ended October 31, 2017 and 2016 as if the acquisitions occurred on November 1, 2015. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on November 1, 2015, or of results that may occur in the future.

	Year ended October 31,
	2017		2016
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$8,913,956	$10,936,069	$3,089,974	$9,783,383
Income (loss) from operations	(5,537,783)	(5,449,813)	(388,957)	(250,442)
Net income (loss)	(6,134,226)	(6,054,645)	(566,783)	(452,272)
Earnings (loss) per common share-Basic	(0.13)	(0.13)	(0.02)	(0.02)
Earnings (loss) per common share-Diluted	(0.13)	(0.13)	(0.02)	(0.02)

NOTE 16 – LEASE COMMITMENTS

The Company is obligated under a long-term lease for office space that generally provides for annual rent of $90,072 per year. The Company sub-leases a portion of this space to third parties and collects $51,468 per year on the sub leases. For the years ended October 31, 2017 and 2016, net rent expense under these lease arrangements was $39,604 and $39,604, respectively.

On October 1, 2016, the Company entered into a lease extension on the office space that expires on September 30, 2019 and calls for annual rent of $90,072.

In addition, the Company leases two suites in a strip center in Florida related to One Exam Prep. The leases expired on March 31, 2018 and have a combined monthly rent of $4,606. The Company continues to use the space on a month to month basis.

Future minimum lease payments under non-cancelable operating leases as of October 31, 2017 are as follows:

Years ending October 31,	Gross Lease Operating Commitments	Sublease Income	Net Minimum Lease Commitments
2018	$113,102	$51,468	$61,634
2019	82,566	47,179	35,387
2020	–	–	–
2021	–	–	–
Total future minimum lease payments	$195,668	$98,647	$97,021

NOTE 17 – INCOME TAXES

Income tax expense (benefit) for the years ended October 31, 2017 and 2016 consists of:

	2017	2016

Current:
Federal	$–	$–
State	–	–

	–	–

Deferred:
Federal	–	–
State

	–	–

Total	$–	$–

The differences between the effective tax rate and the statutory federal rate for the years ended October 31, 2017 and 2016 are as follows:

	October 31, 2017	October 31, 2016

Federal income tax benefit at the statutory rate (34%)	$(2,085,637)	$(192,700)
Nondeductible expenses	14,441	100
Other – deferred tax liability related to acquisitions	367,998	–
State income tax (benefit), net of federal benefit	879	–
Change in federal valuation allowance	1,758,741	192,600
Revisions of prior year estimates	(56,422)	–

	$–	$–

The components of the deferred income tax assets and liabilities as of October 31, 2017 and 2016 are as follows:

	October 31,
	2017	2016

Deferred Tax Assets:
OEP additional asset	$44,567	$–
Net operating loss carryforward	2,247,428	302,000
Contribution carryforward	696	–

Total Deferred Income Tax Assets	2,292,691	302,000
Federal valuation allowance	(2,062,071)	(302,000)

Gross Deferred Tax Assets After Valuation Allowance	230,620	–

Deferred Tax Liabilities
Fixed Assets and Intangible Assets	(223,028)	–
Goodwill	(7,592)	–

Total Deferred Income Tax Liabilities	(230,620)	–

Net Deferred Tax Liability	$–	$–

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments. Based upon the above criteria, the Company believes that it is more likely than not that the remaining net deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance of approximately $2 million and $300,000 against the deferred tax asset that is not realizable for the years ended October 31, 2017 and 2016, respectively.

At October 31, 2017, the Company has available unused net operating losses carryforwards that may be applied against future taxable income and that expire as follows:

Year of Expiration	Net Operating Loss Carryforwards

2032 - 2035	$695,835
2036	192,400
2037	5,721,848

$6,610,083

As of October 31, 2017, open years related to the Federal jurisdiction are fiscal years ending 2016, 2015 and 2014. The Company has no open tax audits for the returns that were filed, with any tax authority as of October 31, 2017. Accordingly, there were no material uncertain tax positions in any of the jurisdictions that the Company operated in.

Internal Revenue Code Section 382 places a limitation (the Section 382 Limitation) on the amount of taxable income that can be offset by a NOL, after a change in control (generally, a greater than 50% change in ownership) of a loss corporation. Generally, after a control change, loss corporations cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company experienced a more than 50% change in ownership during the year ended October 31, 2016. Therefore, the net operating losses created before the year ended October 31, 2016 are subject to limitation. The Company intends to perform a Section 382 net operating loss limitation for the year ended October 31, 2017.

	October 31,
	2017		2016

Tax benefit at U.S. Federal statutory rate	34.00%		34.00%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	(0.01%	)	–
Nondeductible meals & entertainment expense	(0.24%	)	–
Other - deferred tax liability related to acquisitions	(6.00%	)	–
Changes in prior year tax estimates	0.92%		–
Allowance against deferred tax assets	(28.67%	)	(34.00%	)

Effective tax rate	–		–

NOTE 18 - SUBSEQUENT EVENTS

Acquisition of North American Crane Bureau Group Inc.

On January 30, 2018, the Company completed the purchase of all of the outstanding shares of common stock of North American Crane Bureau Group, Inc., a provider of crane operator training, certification and inspection (“NACB Group”), pursuant to the terms of a Stock Purchase Agreement, dated as of January 18, 2018 (effective as of November 1, 2017), by and among ProBility Media, NACB Group and the stockholders of NACB Group (the “NACB Stock Purchase Agreement”).

The aggregate consideration at closing for the acquisition of NACB Group consisted of (a) a cash payment of $500,000 and (b) the issuance of a promissory note in the principal amount of $250,000, payable in two equal installments of $125,000 on the first and second anniversaries of the closing date. The note bears interest at the rate of 1.68% per year, is not convertible into ProBility shares and is secured by a pledge of the NACB shares acquired by the Company in the transaction. Payments under the note may be withheld to satisfy indemnifiable claims made by the Company with respect to any misrepresentations or breaches of warranty under the NACB Stock Purchase Agreement by NACB Group or the stockholders of NACB Group within two years after the closing of the acquisition. As part of the acquisition, the Company also assumed NACB Group’s loan from BankUnited, N.A. in the approximate amount of $120,000 and note to a former stockholder of NACB Group in the approximate amount of $110,000.

At the closing of the acquisition, the Company entered into a three-year Consulting Agreement with Ted L. Blanton Sr., the former principal owner and Chief Executive Officer of NACB Group. Mr. Blanton will continue to be the President of the NACB Group subsidiary of the Company. Under the terms of the Consulting Agreement, ProBility agreed to pay Mr. Blanton a consulting fee of $100,000 per year and issue to him shares of ProBility common stock valued at $750,000 (using the common stock price of $0.50 per share), payable in three equal installments of 500,000 shares on each of the closing date, 18 months after the closing date and 36 months after the closing date. The first tranche of 500,000 shares were issued on January 18, 2018. The shares of ProBility issued to Mr. Blanton are subject to a lock-up agreement pursuant to which he may not sell or otherwise transfer the shares for one year following the respective share issuance date and is limited during the second year to a monthly sale amount equal to 10% of the daily volume from the prior month. The Consulting Agreement also contains covenants restricting Mr. Blanton from engaging in any activities competitive with the Company or NACB Group during the term of such agreement, and prohibiting him from disclosure of confidential information regarding either company at any time.

The Company determined it to be impractical to include all required disclosures required by ASC 805 including a purchase price allocation and proforma information due to the timing of the acquisitions relative to the filing of the Form 10-K.

Acquisition of Disco Learning Media, Inc.

On January 30, 2018, the Company completed the purchase of all of the outstanding shares of common stock of Disco Learning Media, Inc., a technology company offering immersive technologies, digital learning and compliance solutions for the education and training markets (“Disco Learning”), pursuant to the terms of a Stock Purchase Agreement, dated as of January 18, 2018 (effective as of January 1, 2018), by and among the Company, Disco Learning and the stockholders of Disco Learning (the “Disco Stock Purchase Agreement”).

The aggregate consideration for the acquisition of Disco Learning consisted of (a) a cash payment of $100,000 at closing, and (b) the issuance of $350,000 in the form of shares of ProBility common stock in two tranches of $50,000 in shares at closing and $300,000 in shares on the date that is six months following the closing date, in each case valuing the shares based on the three trading day average closing price per share prior to the applicable payment date (but not at a price of more than $0.50 per share). On January 18, 2018, 230,841 shares were issued in satisfaction of the first tranche of shares due under the Disco Stock Purchase Agreement.

Additionally, the Company agreed to make three contingent earn-out payments to the stockholders of Disco Learning, subject to the continued employment of at least one of the principal stockholders. For the year ending December 31, 2018, for achieving stand-alone Disco Learning revenue in excess of $900,000, the Company agreed to deliver to the stockholders an amount equal to $350,000, payable all in the form of shares of ProBility Media common stock. For the year ending December 31, 2018, for achieving (A) stand-alone Disco Learning revenue in excess of $900,000, the Company agreed to deliver to the stockholders an amount equal to $100,000, or (B) Disco Learning revenue in excess of $1,200,000, the Company agreed to deliver to the stockholders an amount equal to $200,000, in each case payable 25% of such amount in the form of cash and the remaining 75% of such amount in the form of shares of ProBility common stock. For the year ending December 31, 2019, for achieving (A) stand-alone Disco Learning revenue in excess of $1,800,000, the Company agreed to deliver to the stockholders an amount equal to $100,000, or (B) Disco Learning revenue in excess of $2,400,000, the Company agreed to deliver to the stockholders an amount equal to $200,000, in each case payable 25% of such amount in the form of cash and the remaining 75% of such amount in the form of shares of ProBility common stock. Payment in the form of shares of ProBility common stock will be based on the three trading day average closing price per share of the ProBility common stock prior to the applicable payment date, as reported by the OTCQB Venture Market or the primary stock market on which the ProBility common stock is then traded.

At the closing of the acquisition, the Company entered into an Employment Agreement with each of Juan Garcia and Coleman Tharpe, former executive officers and principal stockholders of Disco Learning, for a three-year term commencing as of January 30, 2018. Pursuant to the Employment Agreements, Messrs. Garcia and Harris have agreed to devote their time to the business of the Company as the President and the Director of Digital Training and Development of the Disco Learning subsidiary, respectively. The Employment Agreements provide that Messrs. Garcia and Tharpe are entitled to receive a salary of $125,550 and $100,200, respectively. The Employment Agreements provide for termination by ProBility Media upon death or disability (as defined therein) or for Cause (as defined therein). The Employment Agreements contain covenants (i) restricting the executive from engaging in any activities competitive with the business of the Company or Disco Learning during the term of the agreement and for a period of one year thereafter, and from soliciting the Company’s or Disco Learning’s employees, customers and prospective customers for a period of one year after the termination of the agreement, and (ii) prohibiting the executive from disclosing confidential information regarding the Company or Disco Learning.

In March 2018, the Company issued 486,587 shares of its common stock to Pickwick Capital Partners, LLC and its assignees for services rendered as the investment banker for this transaction, which will be accounted for as transaction costs related to the Disco acquisition.

The Company determined it to be impractical to include all required disclosures required by ASC 805 including a purchase price allocation and proforma information due to the timing of the acquisitions relative to the filing of the Form 10-K.

First Closing of Amortizable Promissory Note and Warrant Private Placement

On November 3, 2017, pursuant to a Securities Purchase Agreement, dated as of November 3, 2017, with several institutional accredited investors, the Company completed a private placement of its original issue discount amortizable promissory notes (referred to as the notes) in the aggregate principal amount of $3,383,325 for a purchase price of $2,900,000, resulting in an original issue discount of $483,325. The transaction was structured in two tranches. The investors funded notes with a face value of $1,633,325 and net proceeds of $1,400,000 at the first closing of the private placement on November 6, 2017, and agreed to fund the remaining notes with a face value of up to $1,750,000 and net proceeds of up to $1,500,000 at a second closing to occur 45 to 90 days after the first closing, subject to the satisfaction of certain closing conditions including the execution of definitive documents to effect the consummation of a contemplated acquisition transaction. Subsequently, the Securities Purchase Agreement was amended such that the face value of the notes at the second closing was $1,166,725, and the net proceeds were $1,000,000. See below. Each note was issued at a price equal to 85% of its principal amount, or $3,000,000 in aggregate purchase price. The notes mature on July 3, 2019 (18 months after the date of their issuance) and do not bear regularly scheduled interest. The Company also agreed to issue 227,250 shares of its common stock to the investors and to issue warrants to purchase up to 3,888,886 shares of the Company’s common stock at a price of $0.45 per share. The warrants have a five-year term. Warrants to purchase up to 1,814,749 shares of the Company’s common stock were issued in connection with the first closing.

Beginning on February 4, 2018 (90 days after the issuance date), the Company is required to make monthly amortization payments, consisting of 1/18th of the outstanding aggregate principal amount, until the notes are no longer outstanding. The investors may elect to receive each monthly payment in cash, or in shares of our common stock (in-kind) if certain equity conditions are satisfied. The equity conditions require that our total trading volume in common stock over the 30 days prior to a monthly payment be equal to or greater than ten times the amount of shares derived in the in-kind payment price of the monthly payment. If the equity conditions are satisfied, and the investor elects to receive a monthly payment in common stock, then the shares of common stock to be delivered will be calculated as the amount of the monthly payment divided by the in-kind payment price. The in-kind payment price will be equal to 75% of the lowest three trade prices of the common stock during the 20 trading days immediately preceding the monthly payment date. If an event of default under the notes is in effect, the investors have the right to receive common stock at 65% of the lowest trade price of the common stock during the 20 trading days immediately preceding the monthly payment date.

The notes are not redeemable or subject to voluntary prepayment by the Company prior to maturity without the consent of the note holders. The notes are identical for all of the investors except for principal amount.

These notes require timely filing of our periodic reports with the SEC. A default notice related to our filing has not been received and the default will be cured upon filing the delinquent reports. In the event of a default, the interest rate on the note becomes 24% per annum, and the note and all accrued interest become due and payable at 110% of the outstanding principal balance plus accrued interest.

Second Closing and Amendment to Securities Purchase Agreement

On January 29, 2018, pursuant to the Securities Purchase Agreement, dated as of November 3, 2017, as amended on January 29, 2018, with several institutional accredited investors, the Company completed the second closing of its private placement of original issue discount amortizable promissory notes (referred to as the notes) in the aggregate principal amount of $1,166,725, and net proceeds of $1,000,000, upon the satisfaction of certain closing conditions including the entry into definitive documents to effect the consummation of the NACB Group and Disco Learning acquisition transactions described above.

As part of the second closing, the Company, the original investors and one new investor entered into Amendment No. 1 to the Securities Purchase Agreement, dated as of January 19, 2018, to provide for the addition of a new investor, clarify the use of proceeds from the second closing, increase the number of “commitment shares” to be issued at the second closing and decrease the exercise price of the warrants to be issued at the second closing, as discussed below.

The Company issued to the investors at the second closing three-year common stock purchase warrants (referred to as the warrants) to purchase up to 3,333,500 shares of ProBility common stock at an exercise price of $0.175 per share (compared to a warrant exercise price of $0.45 per share at the first closing), and issued 941,851 shares of ProBility common stock to the investors at the second closing as “commitment shares” in consideration for entering into the private placement, as required by Amendment No. 1 to the Securities Purchase Agreement.

The Company used the net proceeds from the second closing of the private placement to fund the closing of the NACB Group and Disco Learning acquisition transactions.

RK Equity Capital Markets LLC acted as the placement agent for the private placement. At the second closing, the Company paid a cash placement fee of $70,000 to RK Equity for acting in this capacity and issued a warrant to RK Equity to purchase 400,000 shares of ProBility common stock on the same terms given to the investors.

These notes require timely filing of our periodic reports with the SEC. A default notice related to our filing has not been received and the default will be cured upon filing the delinquent reports. In the event of a default, the interest rate on the note becomes 24% per annum, and the note and all accrued interest become due and payable at 110% of the outstanding principal balance plus accrued interest.

Stock Option Plan

On December 11, 2017 the shareholders of the Company approved the 2017 Incentive Compensation Plan. Under the 2017 Plan, the total number of shares of Common Stock that may be subject to the granting of awards under the 2017 Plan (“Awards”) at any time during the term of the Plan shall be equal to up to 18% of the Company’s authorized shares of Common Stock (initially, 10,000,000 shares before proposed reverse stock split). The foregoing limit shall be increased by the number of shares with respect to which Awards previously granted under the 2017 Plan that are forfeited, expire or otherwise terminate without issuance of shares, or that are settled for cash or otherwise do not result in the issuance of shares, and the number of shares that are tendered (either actually or by attestation) or withheld upon exercise of an Award, or any award under the Prior Plan that is outstanding on the Effective Date, to pay the exercise price or any tax withholding requirements. Awards issued in substitution for awards previously granted by a company acquired by the Company or a Related Entity, or with which the Company or any Related Entity combines, do not reduce the limit on grants of Awards under the Plan. Also, shares acquired by the Company on the open market with the proceeds received by the Company for the exercise price of an option awarded under the 2017 Plan, and the tax savings derived by the Company as a result of the exercise of options awarded under the 2017 Plan, are available for Awards under the 2017 Plan.

The 2017 Plan imposes individual limitations on the amount of certain Awards in part to comply with Code Section 162(m). Under these limitations, during any fiscal year of the Company during any part of which the Plan is in effect, no Participant may be granted (i) options or stock appreciation rights with respect to more than 2,000,000 shares, or (ii) shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards with respect to more than 2,000,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12-month period is $3,000,000 multiplied by the number of full years in the performance period.

Currently, no stock options have been issued in favor of any director, officer, consultant or employee of our company.

In November 2017, the Company issued 91,817 shares of its common stock to a consultant. The fair market value of the shares on the date of grant was $50,000.

In November 2017, the Company issued 166,666 shares of its common stock for the purchase of a library of animated training simulations. The fair market value of the shares on the date of acquisition was $100,000.

In December 2017, the Company issued 199,431 shares of its common stock to a consultant. The fair market value of the shares on the date of grant was $25,000.

In January 2018, the Company issued 415,207 shares of its common stock to two consultants. The fair market value of the shares on the date of grant was $96,040.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 2, 2018, our Board of Directors dismissed LBB & Associates Ltd, LLP (“LBB”) as the Company’s independent registered public accounting firm and appointed Marcum, LLP. The report of LBB on the Company’s financial statements for the fiscal years ended October 31, 2016 and 2015 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. The report did include an explanatory paragraph about the uncertainty as to the Registrant’s ability to continue as a going concern. During the period of LBB’s engagement as the Company’s independent registered public accounting firm through January 2, 2018 (the “Engagement Period”), there were no disagreements as defined in Item 304 of Regulation S-K with LBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LBB, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during the Engagement Period, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2017. In making this assessment, Management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control - Integrated Framework (“COSO”).

Based on our evaluation under the frameworks described above, our management concluded that as of October 31, 2017, that our internal controls over financial reporting were not effective and that material weakness exists in our internal control over financial reporting. The material weaknesses consist of controls associated with segregation of duties, lack of accounting resources, no audit committee, cut off issues related to revenue recognition and purchases, lack of a formal review process, failure to timely meet SEC filing requirements, and a lack of written policies and procedures for internal controls. To address the material weaknesses, we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Notwithstanding these material weaknesses, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to year end, the Company has added accounting resources in the form of staff accountants and a controller, and segregated the duties of staff in order to remediate the aforementioned deficiencies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Corbin, Jr.	Director and Vice Chairman of the Board	39	January 12, 2015
Noah I. Davis	President, Chief Operating Officer and Director	35	November 8, 2016
Steven M. Plumb, CPA	Chief Financial Officer, Secretary, Treasurer and Director	58	March 16, 2016
Evan M. Levine	Chairman of the Board and Chief Executive Officer	52	February 4, 2015

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

Employment Agreements

In November 2015, the Company authorized the payment of $15,000 per month to Mr. Levine, effective January 15, 2016, and $1,000 per month as healthcare reimbursement, as compensation for his services as CEO. In March 2016, the Company entered into an agreement with Mr. Plumb to pay Mr. Plumb $6,000 per month to serve as the CFO of the Company. In February 2014, Brown entered into consulting agreements with Mr. Davis and Mr. Plumb. The agreements were modified on May 1, 2016 such that Mr. Davis, the President and Chief Operating Officer is paid $11,000 per month by Brown and Mr. Plumb, the Chief Financial Officer, is paid $4,500 per month by Brown. In June 2017, compensation for Mr. Davis and Mr. Plumb was increased to $15,000 per month by the board of directors. On December 19, 2017, the contracts were modified such they were extended until December 31, 2018 and the compensation paid to Mr. Plumb and Mr. Davis was increased to $16,000 per month. In addition, the Brown agreement was cancelled, effective December 19, 2017.

We currently do not have any stock options outstanding in favor of any employee or director.

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

Based solely upon a review by us of Forms 3 and 4 relating to fiscal year 2017 as furnished to us under Rule 16a-3(d) under the Securities Act, and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2016, we believe that during fiscal 2017, that no director, executive officer, or beneficial owner of more than 10% of our Class A common stock failed to file a report on a timely basis during 2017, except for: (i) Richard Corbin failed to report two transactions.

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

Board and Committee Meetings

Our Board of Directors currently consists of Messrs. Corbin, Plumb, Davis, and Levine. The Board held one formal meeting during the year ended October 31, 2017. As our company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Nomination Process

As of October 31, 2017, we did not affect any material changes to the procedures by which our shareholders recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our board, they should do so by sending communications to the President of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2017 and 2016, who we will collectively refer to as the ‘named executive officers’ of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE*
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(A)	Option Awards ($)(A)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Evan Levine – Chief Executive Officer and director (1)	2017	176,000	-0-	368,500	-0-	-0-	-0-	-0-	544,500
Evan Levine – Chief Executive Officer and director	2016	204,000	-0-	-0-	-0-	-0-	-0-	101,160	305,160

Steven M. Plumb - Chief Financial Officer and director (2)	2017	170,700	-0-	368,500	-0-	-0-	-0-	94,819	634,019
Steven M. Plumb - Chief Financial Officer and director	2016	88,000	-0-	174,780	-0-	-0-	-0-	5,000	267,780

Noah Davis – Chief Operating Officer and director (3)	2017	182,077	-0-	368,500	-0-	-0-	-0-	84,819	635,396
Noah Davis – Chief Operating Officer and director	2016	128,000	-0-	-0-	-0-	-0-	-0-	-0-	128,000

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

39

(1)

Mr. Levine received 670,000 shares of common stock on May 1, 2017. The fair market value of the stock grant on the date of grant was $368,500. See Note 5 to the Company’s financial statements contained in this Form 10-K for information relating to 2017 executive compensation, including to Mr. Levine.

(2)

Mr. Plumb received 670,000 shares of common stock on May 1, 2017. The fair market value of the stock grant on the date of grant was $368,500. The Company made payments on behalf of Mr. Plumb to Fast and Urgent Care, LLC, an entity jointly controlled by Mr. Plumb and Mr. Davis, in the amount of $84,819, which was considered compensation to Mr. Plumb. Clear Financial Solutions, Inc., an entity owned by Mr. Plumb, performed accounting services for the Company during 2017. The value of these services was $10,000. See Note 5 to the Company’s financial statements contained in this Form 10-K for information relating to 2017 executive compensation, including to Mr. Plumb.

(3)

Mr. Davis received 670,000 shares of common stock on May 1, 2017. The fair market value of the stock grant on the date of grant was $368,500. The Company made payments on behalf of Mr. Davis to Fast and Urgent Care, LLC, an entity jointly controlled by Mr. Plumb and Mr. Davis, in the amount of $84,819, which was considered compensation to Mr. Davis. See Note 5 to the Company’s financial statements contained in this Form 10-K for information relating to 2017 executive compensation, including to Mr. Davis.

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

Stock Option Plan

On December 11, 2017 the shareholders of the Company approved the 2017 Incentive Compensation Plan. Under the 2017 Plan, the total number of shares of Common Stock that may be subject to the granting of awards under the 2017 Plan (“Awards”) at any time during the term of the Plan shall be equal to up to 18% of the Company’s authorized shares of Common Stock (initially, 10,000,000 shares before proposed reverse stock split). The foregoing limit shall be increased by the number of shares with respect to which Awards previously granted under the 2017 Plan that are forfeited, expire or otherwise terminate without issuance of shares, or that are settled for cash or otherwise do not result in the issuance of shares, and the number of shares that are tendered (either actually or by attestation) or withheld upon exercise of an Award, or any award under the Prior Plan that is outstanding on the Effective Date, to pay the exercise price or any tax withholding requirements. Awards issued in substitution for awards previously granted by a company acquired by the Company or a Related Entity, or with which the Company or any Related Entity combines, do not reduce the limit on grants of Awards under the Plan. Also, shares acquired by the Company on the open market with the proceeds received by the Company for the exercise price of an option awarded under the 2017 Plan, and the tax savings derived by the Company as a result of the exercise of options awarded under the 2017 Plan, are available for Awards under the 2017 Plan.

The 2017 Plan imposes individual limitations on the amount of certain Awards in part to comply with Code Section 162(m). Under these limitations, during any fiscal year of the Company during any part of which the Plan is in effect, no Participant may be granted (i) options or stock appreciation rights with respect to more than 2,000,000 shares, or (ii) shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards with respect to more than 2,000,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12-month period is $3,000,000 multiplied by the number of full years in the performance period.

Currently, no stock options have been issued in favor of any director, officer, consultant or employee of our company.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended October 31, 2017.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at October 31, 2017.

Option Exercises and Stock Vested

During our fiscal year ended October 31, 2017 and 2016 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 4, 2018, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors; (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown .

Title of Class	Name and Address of Beneficial Owner (6)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (2)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Evan M. Levine Chief Executive Officer and Director (3)	6,946,000 Shares	12.40%
	Noah I. Davis President, Chief Operating Officer and Director (4)	6,740,522 Shares	12.03%
	Steven M. Plumb Chief Financial Officer and Director (5)	11,764,785 Shares	21.00%
	Richard Corbin, Director and Vice Chairman of the Board (6)	3,510,453 Shares	6.27%

	Total, all officers and directors as a group (four persons)	28,961,760 Shares	51.70%

5% STOCKHOLDERS
None.

Notes:

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 4, 2018.

(2)	Based on 55,122,576 shares of our common stock issued and outstanding as of April 4, 2018.

(3)	Mr. Levine beneficially owns 5,528,046 shares directly, and the following shares indirectly: 1,417,954 held in the names of his minor children, which shares he is deemed to beneficially own.

(4)	Mr. Davis beneficially owns 4,027,504 shares directly, and the following shares indirectly: 3,263,018 held in the name of his wife, Hillary Davis. The following shares are owned by other family members of Mr. Davis, and are deemed not to be beneficially owned by Mr. Davis; 1,071,954 shares held in a trust for the benefit of his minor children of which Mr. Davis is not the trustee; 503,926 held in the name of Robert and Rachel Davis, his parents, 5,039 held in the name of his brother, Joseph Davis, 50,393 held in the name of his brother, Jacob Davis, 5,039 held in the name of Hannah Weissman, his sister; 37,518 in the name of his sister, Courtney Rosenthal, 37,518 shares in the name of Stephanie Deutsch, the sister of his wife, and 2,894,278 held in the name of the 2009 Noah Davis Family Trust, of which Mr. Davis is not the trustee.

(5)	Mr. Plumb owns 10,156,854 shares directly, and the following shares indirectly: 1,607,931 shares held in the names of his minor children, which shares he is deemed to beneficially own.

(6)	Mr. Corbin beneficially owns 1,545,910 shares directly, and the following shares indirectly: 600,000 shares held in the name of Corbin Capital, LLC of which Mr. Corbin is managing member, 25,764 shares held in the name of Midland IRA Inc FBO Richard Corbin IRA of which Mr. Corbin is the beneficiary, and 600,000 in the name of Corbin Living Trust, of which Mr. Corbin is the trustee, which shares he is deemed to beneficially own.

(7)	The address of each entity or person listed in the table is 1517 San Jacinto Street, Houston, Texas 77002.

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

During the year ended October 31, 2017, the Company advanced $123,672 to an urgent care center that was managed by the President and CFO of the Company. The Company also invested $45,966 for 5% of the equity in the urgent care center. In August 2017, the urgent care center’s assets were sold and the buyer assumed certain liabilities, including relieving our officers of certain financial responsibilities. The Company, the officers of the Company, and the other investors in the urgent care center, received no cash upon the sale of the assets of the urgent care center; therefore, the Company has recognized the original investment and advances totaling $169,638 as compensation to our officers, which is included in impairment expense for the year ended October 31, 2017. Accordingly, the balance of the investment account is $0 at October 31, 2017.

As of October 31, 2017 and 2016, total advances from certain officers, directors and shareholders of the Company were $88,000 and $87,500 respectively, which was used for payment of general operating expenses. The related parties advances have no conversion provisions into equity, are due upon demand, and do not incur interest.

During the year ended October 31, 20167, the Company recorded $176,000 in compensation expense related to the employment agreement with the chief executive officer, $182,077 in compensation expense related to the employment agreement with the chief operating officer and $170,700 in compensation expense related to the contracts with the chief financial officer.

Stock payable – related party reflects stock compensation earned for which the shares had not been issued to officers and directors of $0 and $84,562 at October 31, 2017 and 2016, respectively. This stock payable was settled with the issuance of 23,187 shares.

In November 30, 2014, a shareholder of the Company advanced $500 to Pink Professionals, LLC, a wholly-owned subsidiary of the Company. The advance is interest free and due upon demand.

The Company uses credit cards of related parties to pay for certain operational expenses. The Company has agreed to pay the credit card balances, including related interest. As of October 31, 2017 and 2016, the Company has an outstanding balance of $416,972 and $271,704, respectively, on these credit cards.

On December 23, 2016, the Company sold 333,334 shares of restricted common stock to the Vice Chairman of the Board of Directors, Richard Corbin, Jr. for gross proceeds of $50,000.

On January 30, 2017, the Company borrowed $70,000 from a trust related to Richard Corbin, Jr., the Vice Chairman of the Board. The loan is due on February 10, 2017, at which time the Company paid $25,000 towards the balance. In May 2017, the note was modified to be convertible into the Company’s common stock at $0.25 per share, bearing interest at 12%. The note is due in June 2020.

During the year ended October 31, 2017 the Company issued 3,876,828 shares of common stock for compensation valued at $2,354,338 which was fully expensed for past services. Of the total, 2,190,000 shares valued at $1,256,005 were issued to officers of the Company and 1,098,333 shares valued at $814,083 were issued to Directors of the Company’s Board.

Director Independence

The OTC Pink Sheet market on which shares of the Company’s common stock are quoted does not have any director independence requirements.

Item 14. Principal Accounting Fees and Services

On January 2, 2018, the Company dismissed the prior auditor, LBB & Associates Ltd., LLP , and retained Marcum, LLP to serve as the Company’s principal auditor. The aggregate fees billed for the most recently completed fiscal year ended October 31, 2017 and 2016, for professional services rendered by Marcum LLP and LBB & Associates Ltd., LLP were as follows:

	Year Ended October 31, 2017	Year Ended October 31, 2016
Audit Fees (1)	$335,662	$115,925
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
Total	$335,662	$115,925

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

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

PROBILITY MEDIA CORPORATION
(Registrant)

Dated: April 16, 2018	/s/Evan Levine
Evan Levine
President and Chief Executive Officer (Principal Executive)

/s/ Steven M. Plumb
Steven M. Plumb Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2018	/s/ Evan Levine
Evan Levine
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steven M. Plumb
Steven M. Plumb Chief Financial Officer (Principal Financial Officer)

/s/ Noah I. Davis
Noah I. Davis
President, Chief Operating Officer and Director

/s/ Richard Corbin
Richard Corbin Director and Vice Chairman of the Board

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Filing
2.1	Share Exchange Agreement by and among the Company, Brown Technical Media Corporation and the shareholders of Brown Technical Media Corporation dated November 8, 2016	Filed with the SEC on November 15, 2016, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
2.2	Share Exchange Agreement by and among the Company, Premier Purchasing and Marketing Alliance LLC and the sole member of Premier Purchasing and Marketing Alliance LLC, dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
2.3	Share Exchange Agreement by and among the Company, One Exam Prep LLC and the sole member of One Exam Prep LLC dated January 24, 2017	Filed with the SEC on January 31, 2017, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
2.4	Share Exchange Agreement by and among the Company, W Marketing Inc. and the shareholders of W Marketing Inc., dated June 22, 2017 and Effective May 1, 2017	Filed with the SEC on July 7, 2017, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
2.5	Share Exchange Agreement by and among the Company, Cranbury Associates, LLC and the member of Cranbury Associates, LLC, dated July 31, 2017 and Effective May 1, 2017	Filed with the SEC on August 25, 2017, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
3.1	Articles of Incorporation and Amendments	Filed with the SEC on February 6, 20113 as part of our Current Report on Form 8- K filed on the same date, and incorporated herein by reference
3.2	Amendment to Articles of Incorporation	Filed with the SEC on February 14, 2018, as part of our Current Report on Form 8- K filed on the same date, and incorporated herein by reference
3.3	Bylaws	Filed with the SEC on February 6, 2013, as part of our Registration Statement on Form S-1, and incorporated herein by reference
10.1	Form of Stock Subscription Agreement (September, October and November 2016 sales of common stock)	Filed with the SEC on November 15, 2016, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.2	Form of Convertible Note Payable (relating to notes sold in August and October 2016)	Filed with the SEC on November 15, 2016, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.3	Employment agreement of Plumb dated April 8, 2013	Filed with the SEC on November 15, 2016, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.4	Employment agreement of Davis dated February 1, 2014	Filed with the SEC on November 15, 2016, as Exhibit 10.4 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.5	Amendment No. 1 to employment agreement of Plumb dated July 9, 2013	Filed with the SEC on November 15, 2016, as Exhibit 10.5 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.6	Amendment No. 2 to employment agreement of Plumb dated February 1, 2014	Filed with the SEC on November 15, 2016, as Exhibit 10.6 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.7	Amendment No. 3 to employment agreement of Plumb dated May 1, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.7 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.8	Amendment No. 1 to employment agreement of Davis dated May 1, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.8 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.9	Consulting agreement with Levine dated September 30, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.9 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference

10.10	Form of Note Payable issued in conjunction with the purchase of Brown Book Shop, Inc.	Filed with the SEC on November 15, 2016, as Exhibit 10.10 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.11	Form of subscription agreement for May, June and July 2016 sales of common stock.	Filed with the SEC on January 23, 2017, as Exhibit 10.11 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.12	Asset Purchase Agreement between Faulk Pharmaceuticals, Inc. and the Company dated April 6, 2015	incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015
10.13	Loan agreement with Delta S Ventures, LLP dated March 16, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.13 to our Amendment to Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.14	Loan agreement with Business Financial Services, Inc., DBA BFS Capital, dated November 12, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.14 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference.
10.15	Loan agreement with Business Financial Services, Inc., DBA BFS Capital, dated June 14, 2016	Filed with the SEC on January 23, 2017, as Exhibit 10.15 to our Amendment to Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.16	Loan agreement with American Express Bank, FSB, dated July 14, 2014	Filed with the SEC on January 23, 2017, as Exhibit 10.16 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.17	Loan agreement with Celtic Bank, dated May 14, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.17 to our Amendment to Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.18	Loan agreement with Amazon Capital Services, Inc., dated September 17, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.18 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.19	Form of Copyright License Agreement	Filed with the SEC on January 23, 2017, as Exhibit 10.19 to our Amendment to Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.20	Reseller agreement with IHS Markit dated July 2, 2014	Filed with the SEC on January 23, 2017, as Exhibit 10.20 to our Amendment to Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.21	Amendment No. 1 to IHS Reseller Agreement, dated March 1, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.21 to our Amendment to Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.22	First Promissory Note in the amount of $50,000, owed by the Company to Scott Schwartz, dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.23	Second Promissory Note in the amount of $50,000, owed by the Company to Scott Schwartz, dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.24	Hill Promissory Note in the amount of $36,830.20, owed by the Company to Hill Electric Supply, Co., Inc., dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.25	Security Agreement by the Company in favor of Scott Schwartz and Hill Electric Supply, Co., Inc., dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.4 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference

10.26	Novation Agreement between the Company, Scott Schwartz, Premier Purchasing and Marketing Alliance LLC and Hill Electric Supply, Co., Inc., dated January 19, 2017	Filed with the SEC on January 25, 2018, as Exhibit 10.5 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.27	First Promissory Note in the amount of $50,000, owed by the Company to Scott Schwartz, dated January 19, 2017	Filed with the SEC on January 25, 2018, as Exhibit 10.6 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.28	Non-Recourse Secured Convertible Promissory Note in the amount of $300,000, owed by the Company to Rob Estell, dated January 20, 2017	Filed with the SEC on January 31, 2018, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.29	Security and Pledge Agreement by the Company in favor of Rob Estell, dated January 20, 2017	Filed with the SEC on January 31, 2018, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.30	Consulting Agreement with Rob Estell, dated January 24, 2017	Filed with the SEC on January 31, 2018, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.31	Form of May and June 2017 15% Convertible Promissory Note	Filed with the SEC on July 7, 2017, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.32	12% Convertible Promissory Note dated June 16, 2017, in the principal amount of $200,000	Filed with the SEC on July 7, 2017, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.33	Form of Promissory Note in the amount of $37,500, dated June 22, 2017	Filed with the SEC on July 7, 2017, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.34	Employment Agreement with Jeffrey S. Spellman, dated June 22, 2017	Filed with the SEC on July 7, 2017, as Exhibit 10.4 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.35	Promissory Note dated July 31, 2017, in the amount of $100,000, issued to Ethan Atkin, as Trustee of the Ethan Atkin Revocable Trust dated February 22, 2007	Filed with the SEC on August 25, 2017, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.36	Consulting Agreement with Ethan Atkin, dated July 31, 2017	Filed with the SEC on August 25, 2017, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.37	Securities Purchase Agreement, dated as November 3, 2017, by and between Probility Media Corporation and the investors listed on the Schedule of Buyers thereto (the “Buyers”).	Filed with the SEC on November 13, 2017, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.38	Form of Promissory Note issued November 3, 2017, by Probility Media Corporation to each of the Buyers.	Filed with the SEC on November 13, 2017, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.39	Form of Common Stock Purchase Warrant issued November 3, 2017, by Probility Media Corporation to each of the Buyers.	Filed with the SEC on November 13, 2017, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.40	Amendment No. 1 to Securities Purchase Agreement, dated as of January 19, 2018, by and among ProBility Media Corporation, the original investors listed on the Schedule of Buyers attached thereto and the new buyer.	Filed with the SEC on February 5, 2018, as Exhibit 10.5 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference

14.1	Code of Ethics	Incorporated by reference and previously filed as an exhibit with the Company’s Form 10-K for the year ended May 31, 2013, filed on August 29, 2013
21.1	Subsidiaries	Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.	Filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer	Filed herewith.
101	Interactive Data File (Form 10-K for the year ended October 31, 2017 furnished in XBRL).	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

