Form 10-Q
period 2018-01-31
Probility Media Corp
filed 2018-06-06
CIK 1530981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of June 4, 2018, there were 56,099,370 shares of the issuer's common stock, par value $0.001, outstanding.

Probility Media Corporation

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Company's Form 10-K, filed with the SEC on April 16, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended October 31, 2018.

ProBility Media Corporation

ProBility Media Corporation

Consolidated Balance Sheets

	January 31, 2018	October 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$521,790	$388,085
Accounts receivable, net	1,179,006	908,163
Inventory	1,461,346	771,149
Other current assets	104,455	6,500
Total current assets	3,266,597	2,073,897

Property, plant, and equipment, net	1,271,786	159,641
Intangible assets, net	751,947	806,346
Security deposit	7,500	7,500
Goodwill	2,537,550	967,015
Other assets	160,261	–

Total Assets	$7,995,641	$4,014,399

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Current portion of acquisition notes payable	$238,919	$131,926
Current portion - lease payable	14,469	13,837
Accounts payable and accrued expenses	2,287,997	1,855,324
Accrued expenses – related parties	641,435	416,972
Unearned revenue	20,895	–
Current portion of convertible notes payable, net of discount $1,487,172 and $213,077, respectively	955,126	640,123
Notes payable, net of discount of $160,735 and $281,589, respectively	2,280,808	1,526,615
Total current liabilities	6,439,649	4,584,797

Long-term liabilities:
Security deposit	87,687	7,000
Lease payable	47,834	51,697
Shareholder advance	92,550	93,050
Convertible notes payable, net of discount of $1,132,311 and $114,937, respectively	176,441	107,863
Notes payable, net of discount of $0 and $0, respectively	337,030	–
Acquisition notes payable, net of current portion	481,278	368,540
Derivative liabilities	1,845,991	–
Contingent liability consideration	863,080	493,080
Total long-term liabilities	3,931,891	1,121,230
Total liabilities	10,371,540	5,706,027

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized; 54,595,932 and 52,764,720 shares issued and outstanding as of January 31, 2018 and October 31, 2017, respectively	54,596	52,765
Additional paid-in capital	6,164,955	5,160,319
Accumulated deficit	(8,595,450)	(6,904,712)
Total stockholders’ deficit	(2,375,899)	(1,691,628)

Total Liabilities and Stockholders’ Deficit	$7,995,641	$4,014,399

The accompanying notes are an integral part of these consolidated financial statements.

ProBility Media Corporation

Consolidated Statement of Operations

(Unaudited)

	Three Months	Three Months
	January 31, 2018	January 31, 2017

Revenues	$3,735,541	$1,088,180
Cost of sales	2,267,446	862,347
Gross profit	1,468,095	225,833

Operating expenses:
General and administrative expenses	2,446,709	1,497,077

Total operating expenses	2,446,709	1,497,077

Operating Loss	(978,614)	(1,271,244)

Other income (expense):
Gain on debt extinguishment	(49,720)	12,698
Change in derivative liability	18,193	(230,898)
Discount amortization	(136,110)	(20,791)
Interest expense, net	(568,151)	(54,166)
Other expenses	(35,010)	–
Other income	58,674	–
Total other expenses	(712,124)	(293,157)

Loss before income taxes	(1,690,738)	(1,564,401)
Income tax expense (benefit)	–	–
Net loss	$(1,690,738)	$(1,564,401)

Net loss per common share, basic and diluted	$(0.03)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	53,401,909	42,230,586

The accompanying notes are an integral part of these consolidated financial statements.

ProBility Media Corporation

Consolidated Statement of Cash Flows

For the Three Months Ended January 31, 2018 and 2017

(Unaudited)

	January 31, 2018	January 31, 2017

Cash Flows from Operating Activities:
Net loss	$(1,690,738)	$(1,564,401)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	93,953	20,944
Bad debt expense	33,246	–
Share-based compensation	171,040	947,312
Amortization of debt discount	629,435	20,791
Impairment expense	–	–
Change in derivative liability	(18,193)	230,898
Gain on debt extinguishment	–	(12,698)
Changes in operating assets and liabilities:
Accounts Receivable	255,762	(97,481)
Inventory	(512,780)	156,836
Other current assets	112,132	–
Accounts payable and accrued expenses	47,300	(69,137)
Accrued expenses – related parties	32,916	109,255
Deferred revenue	20,895	–
Other assets	(160,261)	–
Net cash used in operating activities	(985,293)	(257,681)

Cash Flows from Investing Activities:
Net cash paid for business acquisitions	(317,203)	(35,768)
Advances to cost method investee – related party	–	(31,830)
Property, plant and equipment purchases	50,397	–
Net cash used in investing activities	(266,806)	(67,598)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	–	331,500
Payments on lease payable	–	(2,006)
Payments on convertible notes payable	(125,000)	(30,000)
Proceeds from notes payable	182,700	549,782
Proceeds from convertible note payable	2,400,000	50,000
Payment on debt issuance cost	(181,000)	–
Payments on capital leases	(3,863)	–
Repayments of acquisition notes payables	(30,269)	(6,460)
Repayments of notes payable	(856,764)	(524,345)
Net cash provided by financing activities	1,385,804	368,471

Net change in cash	133,705	43,192
Cash at beginning of year	388,085	68,369
Cash at end of period	$521,790	$111,561

Supplemental Cash Flow Disclosure:
Interest paid	$266,823	$41,699
Taxes paid	$–	$–

Common stock issued for stock payable	$–	$60,287
Common stock issued upon conversion of convertible notes payable	$–	$88,626
Common stock issued and issuable for business acquisitions	$380,612	$–
Common stock issued for training materials	$100,000	$–
Debt discount from derivative liability	$1,864,184	$–
Warrants issued as debt issuance cost on convertible notes	$213,921	$–
Common stock issued as debt issuance cost	$140,895	$–
Original issue discount on convertible notes	$400,050	$–

Probility Media Corporation

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

Probility Media Corporation (the “Company” or “ProBility”) was incorporated in the State of Nevada on July 11, 2011. The Company was originally incorporated as New Era Filing Services Inc., and changed its name to Probility Media Corporation on February 1, 2017.

ProBility is a global provider of compliance solutions including technical codes and standards and training materials, and e-Learning solutions.

ProBility operates 20 different e-commerce websites, geared towards vocational trades and training. The Company operates a bookstore in Houston, Texas which sells compliance materials for the skilled trades, such as codes and standards, practice aids and study materials. The Company provides technical professionals with the information required to more effectively design products and construct and complete engineering projects. The Company’s product offerings include content on millions of engineering and technical standards, codes, specifications, handbooks, reference books, journals, and other scientific and technical documents. The Company’s e-Learning division offers courses that provide 2D, 3D and virtual reality based course offerings.

The Company is an independent provider of print and electronic codes and standards used by engineers and tradesmen to ensure that they are following the national and local building and industrial codes as they perform their jobs. The Company sells individual print and electronic versions of individual codes and subscriptions to sets of codes. Brown also sells aids and guides that assist engineers and tradesmen in the performance of their jobs. Brown publishes its own content and resells the content of independent third parties. In September 2016, Brown established an eLearning division that is involved in producing and distributing online training courses aimed at its target market.

The Company operates under the brand names of the Company’s subsidiaries, Brown, Brown Technical, One Exam Prep, NEWP, W Marketing, Disco, and North American Crane Bureau.

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

On January 30, 2018, the Company acquired 100% of the outstanding shares of North American Crane Bureau Group, Inc. (“NACB”). The acquisition of NACB Group was effective November 1, 2017.

On January 30, 2018, the Company acquired 100% of the outstanding shares of Disco Learning Media Inc. (“Disco”). The acquisition of Disco was effective January 1, 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended January 31, 2018 are not necessarily indicative of the final results that may be expected for the year ended October 31, 2018. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2017 included in the Company’s Form 10-K filed with the SEC. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the overall quality of the receivable portfolio along with specifically-identified customer risks. The Company has an allowance for doubtful accounts of $94,633 and $68,990 as of January 31, 2018 and October 31, 2017, respectively.

Inventory

Inventory, which consists of finished goods, is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has no reserve as of January 31, 2018 and October 31, 2017.

Advertising Costs

The Company expenses advertising costs as incurred and recorded $225,585 and $76,700 during the three months ended January 31, 2018 and 2017, respectively.

Fair Value of Financial Instruments

The Company believes that the fair value of its financial instruments comprising cash, accounts payable, and convertible notes approximate their carrying amounts. As of January 31, 2018 and October 31, 2017, the Company had no Level 1 or Level 2 financial assets or liabilities, and Level 3 financial liabilities consisted of the Company’s derivative liability as of January 31, 2018.

The following table presents the fair value measurement information for the Company as of January 31, 2018:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$1,845,991	$–	$–	$1,845,991

The following table presents the fair value measurement information for the Company as of October 31, 2017:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$–	$–	$–	$–

Loss per Share

Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the quarters ended January 31, 2018 and 2017, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be antidilutive. For the three months ended January 31, 2018, the Company had 33,000 common stock warrants outstanding, at an exercise price of $6.00 per share, expiring on August 31, 2020, 2,032,526 common stock warrants outstanding, at an exercise price of $0.45 per share, expiring on November 3, 2020, 3,733,500 common stock warrants outstanding, at an exercise price of $0.175 per share, expiring on January 19, 2018, and 30,302,158 shares related to convertible notes payable that were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive. For the three months ended January 31, 2017 the Company had 33,000 common stock warrants outstanding, at an exercise price of $6.00 per share, expiring on August 31, 2020.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Depreciation and amortization expenses were previously separated on the statement of operations and are now included as part of General and Administrative Expense on the Statement of Operations.

Recent Accounting Pronouncements

Deferred Taxes - Classification: In November 2015, the FASB issued an accounting standard update which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the balance sheet. As a result, each separate tax jurisdiction will have one net tax position, either a noncurrent deferred tax asset or a noncurrent deferred tax liability. The standard is effective for the Company on November 1, 2017. The adoption of this standard did not have a material impact on the Company’s financial statements.

Revenue Recognition: In May 2014, the FASB issued an accounting standard update which provides for new revenue recognition guidance, superseding nearly all existing revenue recognition guidance. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration to which the vendor expects to receive for those goods or services. The new standard is expected to require significantly more judgment and estimation within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. The new standard is also expected to significantly increase the financial statement disclosure related to revenue recognition. This standard is currently effective for the Company on November 1, 2018 (the first quarter of the Company’s fiscal year ending October 31, 2019) using one of two methods of adoption, subject to the election of certain practical expedients: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) modified retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures.

The Company is continuing to evaluate the expected impact of this standard on the Company’s financial statements and currently plans to adopt the standard using the modified retrospective method. The Company has not assessed the impact of this standard on its financial statements.

Leases: In February 2016, the FASB issued an accounting standard update which requires balance sheet recognition of a lease liability and a corresponding right-of-use asset for all leases with terms longer than twelve months. The pattern of recognition of lease related revenue and expenses will be dependent on its classification. The updated standard requires additional disclosures to enable users of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This standard is effective for the Company on November 1, 2020 with early adoption permitted; adoption is on a modified retrospective basis. The Company is still evaluating the anticipated impact of this standard on its financial statements.

Share-Based Compensation: In March 2016, the FASB issued an accounting standard update intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact of excess tax benefits and tax deficiencies, accounting for forfeitures, statutory tax withholding requirements and the presentation of excess tax benefits in the statement of cash flows. This standard is effective for the Company on November 1, 2017. The adoption of this standard did not have a material impact on the Company’s financial statements.

Statement of Cash Flows: In August and November of 2016, the FASB issued updates to the accounting standard which addresses the classification and presentation of certain cash receipts, cash payments and restricted cash in the statement of cash flows. The standard is effective for the Company on November 1, 2019 and requires a retrospective approach. The Company is currently evaluating the anticipated impact of this standard on its financial statements.

Business Combinations: In January 2017, the FASB issued an accounting standard update to clarify the definition of a business and to provide guidance on determining whether an integrated set of assets and activities constitutes a business. The standard is effective for the Company November 1, 2019, on a prospective basis. The Company does not currently believe that the adoption of this standard will have a material impact on its financial statements.

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a cumulative net loss since inception of $8,595,450, negative working capital of $3,173,052 and has required additional capital raises, debt issuances and credit card advances to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for at least the next twelve months. The Company’s continuation as a going concern is dependent upon its ability to create positive cash flows from operations and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment

Property and equipment consists of the following:

	January 31,	October 31,
	2018	2017
Equipment	$159,042	$68,182
Web sites	178,151	60,343
Leasehold improvements	29,300	19,002
Office equipment	116,875	98,213
Software	16,820	41,661
Vehicles	52,413	–
Land	200,000	–
Building	684,694	–
Property and equipment	1,437,295	287,401
Less: accumulated depreciation	(165,509)	(127,760)
Property and equipment, net	$1,271,786	$159,641

Depreciation expense for the three months ended January 31, 2018 and 2017, is $37,749 and $4,941, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of January 31, 2018, and October 31, 2017:

January 31, 2018
Asset	Useful life (yr)	Cost	Accumulated Amortization	Carrying Value

Customer Relationships	3-5	$480,000	$98,796	$381,204
Copyrights	5	73,000	15,138	57,862
Trade Names	4	327,000	72,744	254,256
Non-Compete	5	75,000	16,375	58,625
Totals		$955,000	$203,053	$751,947

October 31, 2017
Asset	Useful life (yr)	Cost	Accumulated Amortization	Carrying Value

Customer Relationships	3-5	$480,000	$72,235	$407,765
Copyrights	5	73,000	11,488	61,512
Trade Names	4	327,000	52,306	274,694
Non-Compete	5	75,000	12,625	62,375
Totals		$955,000	$148,654	$806,346

Amortization expense for the three months ended January 31, 2018 and October 31, 2017 is $56,204 and $16,003, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of January 31, 2018 and October 31, 2017, total advances from certain officers, directors and shareholders of the Company were $92,550 and $93,050, respectively, which was used for payment of general operating expenses. The related parties advances have no conversion provisions into equity, are due on demand and do not incur interest.

In November 30, 2014, a shareholder of the Company advanced $500 to Pink Professionals, LLC, a wholly-owned subsidiary of the Company. The advance is interest free and due upon demand.

On January 30, 2017, the Company borrowed $70,000 from a trust related to Richard Corbin, the Vice Chairman of the Board. The loan was originally due on February 10, 2017, at which time the Company was to repay the loan and $1,000 of interest. The loan has been amended and the maturity date was extended to June 2020. As of January 31, 2018 and October 31, 2017, the outstanding balance was $45,000.

The Company uses credit cards of related parties to pay for certain operational expenses. The Company has agreed to pay the credit card balances, including related interest. As of January 31, 2018 and October 31, 2017, the Company has outstanding balances on these credit cards of $641,435 and $416,972, respectively.

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following unsecured notes:

	January 31,	October 31,
	2018	2017
Note payable dated September 9, 2016, bearing interest at 14.9% per annum, due April 2018, at which time it was paid in full.	$59,097	$160,912

Note payable dated May 14, 2015 bearing interest at 18% per annum, due September 2018, guaranteed by the officers of the Company.	84,886	72,104

Note payable dated May 19, 2015, bearing interest at 33% per annum, due September 14, 2017, and guaranteed by the officers of the Company. The effective interest rate is 35.6% per annum. This note was paid in full at maturity.	–	–

Note payable dated October 23, 2014, bearing interest at 10% per annum and due in August 2017. This note was renewed at maturity and the due date was extended to January 2018, at which time it was paid in full.	–	9,019

Note payable dated March 16, 2015 bearing interest at 9%, due June 30, 2017. The note is in default at July 31, 2017 which had no impact on the interest rate.	51,000	51,000

Note payable dated January 1, 2017 bearing interest at 8%, due September 30, 2017. The note is secured by the membership interest of Premier Purchasing and Marketing Alliance, LLC held by the Company.	50,000	50,000

Note payable dated January 1, 2017 bearing interest at 0.0%, due in three installments ending March 31, 2017.	50,000	50,000

Non-interest bearing note payable dated January 1, 2017, due on March 1, 2017. The note is secured by the membership interest of Premier Purchasing and Marketing Alliance, LLC held by the Company. The note is in default; however no notice of default received at the date of filing.	36,830	36,830

Note payable dated January 17, 2017 bearing interest at 7%, due January 17, 2018 and guaranteed by the officers of the Company.	35,866	95,695

Note payable dated March 14, 2017 bearing interest at 9%, due March 14, 2018, at which time it was paid in full.	12,281	44,212

Note payable dated July 26, 2017 bearing interest at 16.216%, due on July 26, 2018.	75,624	158,266

Note payable dated October 2, 2017 with an original principal of $498,750 requiring daily payments of $1,979. The payments are subject to adjustments based on future revenue. A discount of $142,500 was recorded with this issuance of the debt and is being amortized over the life of the note.	342,409	465,107

Note payable dated October 2, 2017 with an original principal of $498,750 requiring daily payments of $1,979. The payments are subject to adjustments based on future revenue. A discount of $142,500 was recorded with this issuance of the debt and is being amortized over the life of the note.	346,367	469,065

Line of credit with a maximum value of $125,000 dated January 4, 2008 bearing interest at the prime rate plus 2%.	36,555	44,269

Note payable dated October 11, 2017 with an original principal of $108,025 requiring daily payments of $450. The payments are subject to adjustments based on future revenue. A discount of $33,525 was recorded with this issuance of the debt and is being amortized over the life of the note.	73,817	101,725

Note payable dated January 22, 2018, with an original principal of $97,000, bearing interest at 30%, due on January 22, 2019.	64,572	–

Note payable dated January 5, 2018, with an original principal of $32,000, bearing interest at 30%, due on Jan 5, 2019.	24,894	–

Acquired with NACB. Four secured notes payable to acquire vehicles by NACB prior to the acquisition. Interest rates range from 0% to 4.99%. Note mature from December 2018 to June 2021.	35,532	–

Acquired with NACB. Note payable due to a former shareholder dated February 2, 2015, maturing January 2021 and bearing interest at 1%.	106,352	–

Acquired with NACB. Note payable dated July 28, 2008 secured by the land and building of NACB. The note accrues interest at 8.56% and matures August 31, 2018.	511,152	–

Acquired with NACB. Note payable dated December 17, 2008 secured by the land and building of NACB. The note accrues interest at 6.30% and matures February 1, 2028.	349,445	–

Acquired with NACB. Line of credit dated March 27, 2015. The note accrues interest at 5.75% and is due upon demand.	431,893	–

Total notes payable	2,778,573	1,808,204
Less: net discount on notes payable	(160,735)	(281,589)
Less, current portion	(2,280,808)	(1,526,615)
Long term portion of notes payable	$337,030	$–

NOTE 8 – ACQUISITION NOTES PAYABLE

Notes payable related to certain acquisitions consists of the following:

	January 31,	October 31,
	2018	2017
Note payable dated June 22, 2017 bearing interest at 8% per annum, due August 22, 2018 with monthly principal and interest payments totaling $3,306 beginning August 22, 2017. The notes are to the former owners of W Marketing.	$38,243	$56,250

Note payable dated July 31, 2017, bearing interest at 6% per annum and due November 30, 2019 with monthly principal and interest payments totaling $4,153 beginning November 1, 2017. The notes are to the former owner of Cranbury.	94,199	100,000

Notes payable dated January 31, 2014 bearing interest at 8%, due February 1, 2019 with monthly principal and interest payments totaling $4,629. The notes are due to the former owners of Brown Book Store.	337,755	344,216

Notes payable dated January 30, 2018 bearing interest at 1.68%, due in two equal installments on the first and second anniversary. The note is due to the former owners of NACB.	250,000	–

Total acquisition notes payable	720,197	500,466
Less, acquisition notes payable current portion	(238,919)	(131,926)
Long term portion of acquisition notes payable	$481,278	$368,540

NOTE 9 – CONVERTIBLE NOTES PAYABLE

	January 31,	October 31,
Description	2018	2017
On August 20, 2015, the Company executed a convertible note payable to Typenex Co-Investment, L.LC. in the original principal amount of $247,000 for net proceeds of $220,000, payable on March 31, 2018 bearing interest at 10% per annum. This note is convertible into the Company’s common stock at $7.50 per share unless the market capitalization of the Company falls below $15,000,000, at which point the conversion price will equal the market price of the Company’s common stock on the date of conversion. On October 29, 2015, the market capitalization of the Company fell below $15,000,000 and the variable conversion feature became permanent. The note is unsecured. On May 12, 2017 the note holder sold this note to an unrelated third party. The note was paid in full during the first quarter of 2018.	$–	$125,000

During the year ended October 31, 2016, the Company sold convertible promissory notes in aggregate amount of $87,000 to three investors. During the six months ending April 30, 2017, the Company sold an additional note with a face value of $50,000. The notes bear interest at 10% per annum and may be converted into the common stock of the Company upon the completion of a capital raise of $500,000 by December 31, 2016 (a “Qualified Raise”). The notes may be converted into common stock at 75% of the price of the capital raised in the Qualified Raise. On December 31, 2016, notes with a principal and accrued interest balance of $88,626 were converted into 709,008 shares of the Company’s common stock. The remaining note is due on December 31, 2017 and is in default.	50,000	50,000

On January 20, 2017, the Company executed a non-interest-bearing convertible note in the original principal amount of $300,000, payable on January 20, 2018. The note is convertible into the Company’s common stock at $0.50 per share, no earlier than one year from the date of the note. The note is secured by the membership units of One Exam Prep, LLC held by the Company.	300,000	300,000

In June 2017, the Company sold convertible notes payable of $356,000 to 8 investors. The notes bear interest at 15%, are due in one year and are convertible at $0.15 per share. In connection with the issuance, the company recorded a discount of $356,000 from the beneficial conversion feature that will be amortized over the life of the note.	356,000	356,000

In June 2017, the Company sold a convertible note payable of $200,000 to an investor. The note bears interest at 12% and is due in June 2020 and is convertible at $0.25 per share. The Company is obligated to make monthly principal and interest payments of $2,000 per month to the note holder. In connection with the issuance, the company recorded a discount of $184,000 from the beneficial conversion feature that will be amortized over the life of the note.	200,000	200,000

On June 18, 2017, the Vice Chairman of the Board, who holds a $45,000 note dated January 30, 2017, with the Company agreed to convert the principal balance on his note into a convertible note that bears interest at 12% and is due in June 2020 and is convertible at $0.25 per share. The Company is obligated to make monthly principal and interest payments of $500 per month to the note holder.	45,000	45,000

On November 3, 2017, along with several institutional accredited investors, the Company completed a first closing of its promissory notes. Additional details are below.	1,633,325	–

On January 29, 2018, along with several institutional accredited investors, the Company completed a second closing of its promissory notes. Additional details are below.	1,166,725	–

Total convertible notes payable, net	3,751,050	1,076,000
Less: net discount on convertible notes payable, current portion	(1,487,172)	(213,077)
Less, current portion	(955,126)	(640,123)
Less: net discount on convertible notes payable, long term portion	(1,132,311)	(114,937)
Long term portion of convertible notes payable	$176,441	$107,863

First Closing of Amortizable Promissory Note and Warrant Private Placement

On November 3, 2017, pursuant to a Securities Purchase Agreement, dated as of November 3, 2017, with several institutional accredited investors, the Company originally completed a private placement of its original issue discount amortizable promissory notes (referred to as the notes) in the aggregate principal amount of $3,383,325 for a purchase price of $2,900,000. The transaction was structured in two tranches. The investors funded notes with a face value of $1,633,325 and net proceeds of $1,400,000 at the first closing of the private placement on November 6, 2017, and agreed to fund the remaining notes with a face value of up to $1,750,000 and net proceeds of up to $1,500,000 at a second closing to occur 45 to 90 days after the first closing, subject to the satisfaction of certain closing conditions including the execution of definitive documents to effect the consummation of a contemplated acquisition transaction. Subsequently, the Securities Purchase Agreement was amended such that the face value of the notes at the second closing was $1,166,725, and the net proceeds were $1,000,000. See below. Each note was issued at a price equal to 85% of its principal amount, or $3,000,000 in aggregate purchase price. The notes mature on July 3, 2019 (18 months after the date of their issuance) and do not bear regularly scheduled interest. The Company also agreed to issue 227,250 shares of its common stock, having a fair market value of $140,895 as a debt discount and will be amortized over the life of the note, to the investors and to issue warrants to purchase up to 3,888,886 shares of the Company’s common stock at a price of $0.45 per share (See Note 12). The warrants have a five-year term. Warrants to purchase up to 1,814,749 shares of the Company’s common stock were issued in connection with the first closing. The fair value of the warrants of $1,125,094 was recorded as a debt discount and will be amortized over the life of the notes.

Beginning on February 4, 2018 (90 days after the issuance date), the Company is required to make monthly amortization payments, consisting of 1/18th of the outstanding aggregate principal amount, until the notes are no longer outstanding. The investors may elect to receive each monthly payment in cash, or in shares of the Company’s common stock (in-kind) if certain equity conditions are satisfied. The equity conditions require that the Company’s total trading volume in common stock over the 30 days prior to a monthly payment be equal to or greater than ten times the amount of shares derived in the in-kind payment price of the monthly payment. If the equity conditions are satisfied, and the investor elects to receive a monthly payment in common stock, then the shares of common stock to be delivered will be calculated as the amount of the monthly payment divided by the in-kind payment price. The in-kind payment price will be equal to 75% of the lowest three trade prices of the common stock during the 20 trading days immediately preceding the monthly payment date. If an event of default under the notes is in effect, the investors have the right to receive common stock at 65% of the lowest trade price of the common stock during the 20 trading days immediately preceding the monthly payment date.

The notes are not redeemable or subject to voluntary prepayment by the Company prior to maturity without the consent of the note holders. The notes are identical for all of the investors except for principal amount.

Pickwick Capital Partners LLC (Pickwick) acted as the placement agent for the private placement. At the first closing, the Company paid a cash placement fee of $98,000 to Pickwick for acting in this capacity and issued a warrant to Pickwick to purchase 217,777 shares of ProBility common stock on the same terms given to the investors. The fair value of the warrants of $126,018 was recorded as a debt discount and will be amortized over the life of the note.

These notes require timely filing of the Company’s periodic reports with the SEC. The Company was in default on these notes when it did not file its Form 10-K on the due date of February 13, 2018. A default notice related to the Company’s filing had not been received and the default will be cured upon filing the delinquent reports. In the event of a default, the interest rate on the note becomes 24% per annum, and the note and all accrued interest become due and payable at 110% of the outstanding principal balance plus accrued interest. In May 2018, the Company received a notice of default, as discussed in Footnote 15- Subsequent Events.

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

The Company issued to the investors at the second closing three-year common stock purchase warrants (referred to as the warrants) to purchase up to 3,333,500 shares of ProBility common stock at an exercise price of $0.175 per share (compared to a warrant exercise price of $0.45 per share at the first closing), having a fair market value of $732,561, and issued 941,851 shares of ProBility common stock to the investors at the second closing as “commitment shares” in consideration for entering into the private placement, having a fair market value of $164,824, as required by Amendment No. 1 to the Securities Purchase Agreement. The shares were issued in February 2018. The fair value of the common stock and common stock purchase warrants was recorded as a debt discount and will be amortized over the life of the note. The commitment shares were issued in February 2018. The Company used the net proceeds from the second closing of the private placement to fund the closing of the NACB Group and Disco Learning acquisition transactions.

Pickwick acted as the placement agent for the private placement. At the second closing, the Company paid a cash placement fee of $70,000 to Pickwick for acting in this capacity and issued a warrant to Pickwick to purchase 400,000 shares of ProBility common stock on the same terms given to the investors. The fair value of the warrants of $87,903 was recorded as a debt discount and will be amortized over the life of the note.

These notes require timely filing of the Company’s periodic reports with the SEC. The Company was in default on these notes when it did not file its Form 10-K on the due date of February 13, 2018 (see Note 15 – Subsequent Events). A default notice related to the Company’s filing had not been received and the default will be cured upon filing the delinquent reports. In the event of a default, the interest rate on the note becomes 24% per annum, and the note and all accrued interest become due and payable at 110% of the outstanding principal balance plus accrued interest. In May 2018, the Company received a notice of default, as discussed in Footnote 15- Subsequent Events.

NOTE 10 – CAPITALIZED LEASES

The Company has an obligation under a capitalized lease for certain equipment with a lease term of five years, expiring through May 2021. The capital lease obligation totaled $62,303 as of January 31, 2018 and require monthly payments of $2,044. Interest is imputed at an average rate of approximately 18.00%. At January 31, 2018, the cost of rental equipment under capital leases amounted to $76,410 and related accumulated depreciation amounted to $27,805. The rental equipment may be repurchased at favorable prices by the Company upon expiration of the lease term (generally at the fair market value of the equipment at the expiration of the lease). The liability under each lease is secured by the underlying equipment on the lease.

At January 31, 2018, future minimum lease payments by year and the present value of future minimum capital lease payments are as follows:

Years ending January 31,	Amount
2019	$24,528
2020	24,528
2021	24,528
2022	10,303
Total minimum payments	83,887
Less amount representing interest	(21,584)
Present value of minimum lease payments	62,303
Less: current portion	(14,469)
Total long-term portion	$47,835

NOTE 11 – DERIVATIVE LIABILITIES

On November 3, 2017 and January 29, 2018, the Company issued convertible note agreements with a variable conversion feature that gave rise to an embedded derivative instrument (See Note 9). The derivative feature has been valued using a binomial lattice-based option valuation model using holding period assumptions developed from the Company’s business plan and management assumptions and expected volatility from the Company’s stock. Increases or decreases in the Company’s share price, the volatility of the share price, changes in interest rates in general, and the passage of time will all impact the value of the derivative instrument. The Company re-values the derivative instrument at the end of each reporting period and any changes are reflected as changes in derivative liabilities in the consolidated statements of operations. The assumptions used during the three months ending January 31, 2018 are as follows:

January 31, 2018
Market value of common stock on measurement date (1)	$0.17 - $0.62
Adjusted conversion price (2)	$0.1146 – $0.24125
Risk free interest rate (3)	1.49% - 1.90%
Life of the note in months	18 - 21 months
Expected volatility (4)	247% - 260%
Expected dividend yield (5)	–

(1)	The market value of common stock is based on closing market price as of initial valuation date and the period end re-measurement.
(2)	The adjusted conversion price is calculated based on conversion terms described in the note agreement.
(3)	The risk-free interest rate was determined by management using the 2-year Treasury Bill as of the respective Offering or measurement date.
(4)	The volatility factor was estimated by management using the historical volatilities of the Company’s stock.
(5)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The initial valuation of the derivative valuation was $3,466,626, which was applied as a debt discount of $1,864,184. The remaining balance of $1,602,442 was the initial one-day loss. During the period a $1,620,635 gain on the change in value of the derivative liability was recorded, resulting in a net change in derivative liability of $18,193. The valuation of the derivative liability was $1,845,991 and $0 on January 31, 2018 and October 31, 2017, respectively. During the three months ended January 31, 2018, the Company recognized derivative expense of $18,193 related to the change in fair value.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common stock

On November 3, 2017 the Company issued 227,250 shares of common stock related to closing of a promissory note. The fair market value of the shares on the date of grant was $140,895 and the Company recorded as discount on the notes.

In November 2017, the Company issued 166,666 shares of its common stock for the purchase of a library of animated training simulations. The fair market value of the shares on the date of acquisition was $100,000. The cost of the library was charged to cost of goods sold.

During the three months ending January 31, 2018 the Company issued 706,455 shares of its common stock to various consultants. The fair market value of the shares on the date of grant was $171,040 and was recorded in general and administrative expense.

On January 18, 2018 the Company issued 230,841 and 500,000 shares of common stock related to the acquisitions of Disco & NACB, respectively.

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

Currently, no stock options have been issued in favor of any director, officer, consultant or employee of the Company.

Common stock warrants

In connection with the first closing of the promissory note on November 3, 2017 the Company issued 2,032,526 warrants to purchase shares of common stock at an exercise price of $0.45 per share. The warrants have a term of 4 years.

In connection with the second closing of the promissory note on January 19, 2018 the Company issued 3,733,500 warrants to purchase shares of common stock at an exercise price of $0.175 per share. The warrants have a term of 4 years.

All warrants are exercisable as of January 31, 2018 and have a weighted average remaining term of 2.87 years. The following table summarizes all stock warrant activity for the three months ending January 31, 2018:

	Warrants	Weighted - Average Exercise Price Per Share
Outstanding, October 31, 2017	33,000	$6.00
Granted	5,766,026	0.27
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, January 31, 2018	5,799,026	$0.30

NOTE 13 – ACQUISITIONS

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

At the closing of the acquisition, the Company entered into a three-year Consulting Agreement with Ted L. Blanton Sr., the former principal owner and Chief Executive Officer of NACB Group. Mr. Blanton will continue to be the President of the NACB Group subsidiary of the Company. Under the terms of the Consulting Agreement, ProBility agreed to pay Mr. Blanton a consulting fee of $100,000 per year and issue him 1,500,000 shares of ProBility common stock, payable in three equal installments of 500,000 shares on the closing date, 18 months after the closing date and 36 months after the closing date. The first tranche of 500,000 shares were issued on January 18, 2018. The shares issuable to Mr. Blanton are valued at $329,850 and are accounted for as part of the consideration of NACB Group. The1,500,000 shares of ProBility common stock issued and issuable to Mr. Blanton are subject to a lock-up agreement pursuant to which he may not sell or otherwise transfer the shares for one year following the respective share issuance date and is limited during the second year to a monthly sale amount equal to 10% of the daily volume from the prior month. The Consulting Agreement also contains covenants restricting Mr. Blanton from engaging in any activities competitive with the Company or NACB Group during the term of such agreement and prohibiting him from disclosure of confidential information regarding either company at any time.

The following preliminary information summarizes the allocation of the fair values assigned to the assets at the purchase date. The Company is still evaluating what identifiable intangible assets were acquired and the fair value of each:

Amount
Cash and cash equivalents	$237,179
Accounts receivable	559,851
Inventory	177,418
Prepaid expenses	39,517
Property and equipment	1,098,662
Other assets	86,195
Goodwill	798,441
Total identifiable assets	2,997,263
Less: liabilities assumed	(1,917,413)
Total purchase price	$1,079,850

Cash	$500,000
Notes payable	250,000
Equity issued	109,950
Equity payable	219,900
Total purchase price	$1,079,850

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

In March 2018, the Company issued 486,587 shares of its common stock, having a fair market value of $107,000, to Pickwick Capital Partners, LLC and its assignees as an investment banking success based fee for this transaction, which is accounted for as transaction costs related to the Disco acquisition.

The following preliminary information summarizes the allocation of the fair values assigned to the assets at the purchase date. The Company is still evaluating what identifiable intangible assets were acquired and the fair value of each:

Amount
Cash and cash equivalents	$45,618
Prepaid expenses	4,893
Property and equipment	1,629
Other assets	600
Goodwill	772,094
Total identifiable assets	824,834
Less: liabilities assumed	(4,072)
Total purchase price	$820,762

Cash	$100,000
Common shares	50,762
Deferred consideration payable in shares	300,000
Contingent consideration	370,000
Total purchase price	$820,762

Combined Information

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

On January 30, 2018, the Company acquired 100% of the outstanding shares of North American Crane Bureau Group, Inc. (“NACB”). The acquisition of NACB Group was effective November 1, 2017.

On January 30, 2018, the Company acquired 100% of the outstanding shares of Disco Learning Media Inc. (“Disco”). The acquisition of NACB Group was effective January 1, 2018.

The following schedule contains pro-forma consolidated results of operations for the three months ended January 31, 2018 and 2017 as if the acquisitions occurred on November 1, 2016. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on November 1, 2016, or of results that may occur in the future.

	2018		2017
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$3,735,541	$3,789,661	$1,088,180	$4,019,758
Operating loss	(978,614)	(923,053)	(1,271,244)	(996,073)
Net loss	(1,690,738	(750,270)	(1,564,401)	(1,260,709)
Loss per common share-Basic	(0.03)	(0.03)	(0.04)	(0.03)
Loss per common share-Diluted	(0.03)	(0.03)	(0.04)	(0.03)

NOTE 14 – LEASE COMMITMENTS

The Company is obligated under a long-term lease for office space that generally provides for annual rent of $90,072 per year. The Company sub-leases a portion of this space to third parties and collects $51,468 per year on the sub leases.   For the quarters ended January 31, 2018 and 2017, net rent expense under these lease arrangements was $116,246 and $38,335, respectively.

In addition, the Company leases two suites in a strip center in Florida related to One Exam Prep. The leases expire on March 31, 2018 and have a combined monthly rent of $4,606. The Company continues to use the space on a month to month basis.

NOTE 15 - SUBSEQUENT EVENTS

On May 17, 2018, pursuant to a Securities Purchase Agreement, dated as of May 17, 2018, with several institutional investors, the Company completed a private placement of the Company’s 10% original issue discount senior secured convertible promissory notes (referred to as the convertible notes), receiving gross and net proceeds of $972,222 and $875,000, respectively. Each convertible note was issued at a purchase price equal to 90% of its principal amount. The convertible notes mature six months after the date of their issuance and bear interest at 5% per annum. Investors may convert their convertible notes into shares of the Company’s common stock at any time and from time to time on and after the maturity date at a conversion price of $0.14 per share. In the event of a default under the convertible notes, the conversion price may be reduced to a price equal to 60% of the lowest closing price of the Company’s common stock during the prior 20 trading days.

The convertible notes are secured obligations of the Company, and rank senior to general liabilities. The convertible notes are not redeemable. Prior to maturity, the Company may prepay the convertible notes at any time in an amount equal to 110% of the outstanding principal amount for the first 90 days after the issuance date and 120% of the outstanding principal amount from 91 to 181 days after the issuance date, upon ten trading days’ written notice to the investors. The convertible notes are identical for all of the investors except for principal amount.

As part of the financing, the Company agreed to grant the investors a right of participation in any offering of securities or conventional debt issued by the Company for a period of 18 months following the closing date, other than in connection with strategic investments and other permitted exceptions.

The Company also issued to the investors five-year common stock purchase warrants to purchase up to 5,555,557 shares of the Company’s common stock at an exercise price of $0.175 per share. The warrants may be exercised on a cashless basis at any time if the underlying shares have not been fully registered for resale with the SEC. The warrants are not callable.

The warrants and the convertible notes each contain a provision for a “full ratchet” anti-dilution adjustment in the event of a subsequent equity financing at a price less than the respective warrant exercise price or convertible note conversion price.

As a result of this private placement of the Company’s convertible notes, in consideration for the waiver of any and all defaults under the Prior Notes, (i) the Company agreed to increase by 20% the principal amount of the Prior Notes held by those investors participating in this private placement, (ii) the Company agreed to fix the conversion price of the Prior Notes at $0.14 per share, and (iii) the Company granted the holders of the Prior Notes a one-time option to convert all of their Prior Notes into shares of the Company’s common stock at $0.10 per share. The principal of the prior notes was increased by $501,122, effective May 17, 2018.

In February 2018, the Company issued 941,851 shares of the Company’s common stock, having a fair market value of $164,824, to investors in accordance with the Securities Purchase Agreement dated November 3, 2017 and amended on January 29, 2018 (see Note 9).

In March 2018, the Company issued 486,587 shares of the Company’s common stock to three consultants for services rendered, having a fair market value of $126,512 on the date of issuance.

In April 2018, the Company issued 75,000 shares of the Company’s common stock to a consultant for services rendered, having a fair market value of $14,213 on the date of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other “forward-looking ” information. The words “believe, ” “intend, ” “plan, ” “expect, ” “anticipate, ” “estimate, ” “project, ” “goal ” and similar expressions identify such a statement was made, although not all forward-looking statements contain such identifying words. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the risks discussed in this and our other SEC filings. We do not promise to or take any responsibility to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements except as required by law. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “ Risk Factors ” and “ Management’s Discussion and Analysis of Financial Condition and Results of Operations ” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K filed with the SEC on April 16, 2018. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2017, as amended, and the unaudited consolidated financial statements included in this quarterly report.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three months ended January 31, 2018, above.

Unless the context requires otherwise, references to the “Company, ” “ we, ” “ us, ” “ our, ” “ Probility ” and “ Probility Media ” refer specifically to Probility Media Corporation and its wholly and majority owned subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act ” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC ” or the “ Commission ” refers to the United States Securities and Exchange Commission; and
●	“Securities Act ” refers to the Securities Act of 1933, as amended.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

	For the Three Months Ended January 31,		Increase
Statement of Operations Data:	2018	2017	(Decrease)
Revenue	$3,735,541	$1,088,180	$2,647,361
Cost of sales	2,267,445	862,347	1,405,098
Total operating expenses	2,446,709	1,497,077	949,632
Other expense	712,124	293,157	418,967
Net income (loss)	$(1,690,737)	$(1,564,401)	$126,336

The following summary of our results of operations, for the three months ended January 31, 2018 and 2017 are as follows:

For the three months ended January 31, 2018 compared to the three months ended January 31, 2017

Revenue

Revenue increased $2,647,361 from $1,088,180 for the three months ended January 31, 2017 to $3,735,541 for the three months ended January 31, 2018. The increase was due to sales from companies that were acquired since January 31, 2017, with sales representing $1,398,487, during the three months ended January 31, 2018, and an increase in web site sales during the period of $1,248,874, as a result of increased advertising, marketing and sales efforts.

Cost of sales

Cost of sales increased $1,405,098, from $862,347 for the three months ended January 31, 2017 to $2,267,445 for the three months ended January 31, 2018. Cost of sales are variable with sales. The increase was due to cost of sales from companies that were acquired since January 31, 2017, representing $716,257, during the three months ended January 31, 2018, and an increase in cost of sales from our operations that existed at January 31, 2017 of $688,841 during the period. Our costs as a percentage of sales decreased during this period as we shifted our product focus from printed materials to higher margin training and eLearning products.

Gross profit

Gross profit increased $1,242,262, from $225,833 for the three months ended January 31, 2017 to $1,468,095 for the three months ended January 31, 2018. The increase in gross profit was due to increased sales generated from the net sales and cost of goods sold of products of the companies acquired since January 31, 2017 of $682,230 and an increase of $560,032 from established operations as their sales grew. In addition, we saw an increase in sales of online courses of $473,863 which generated gross profit of $365,404 for the three months ended January 31, 2018 compared to a gross margin of $18,415 during the three months ended January 31, 2017. Gross margin on these sales increased $346,989. In addition, gross margin from our existing lines of business increased $213,043 on increased sales growth. Gross margins in total increased from 21% for the three months ended January 31, 2017 to 39% for the three months ended January 31, 2018.

General and administrative expenses

General and administrative expenses increased $949,632 from $1,497,077 for the three months ended January 31, 2017 to $2,446,709 for the three months ended January 31, 2018. The increase was due to increases in the following categories: advertising of $148,885 as the result of increased efforts to attract customers to our web sites, salaries of $816,211 as the result of the acquisitions completed during the quarter which added 20 employees, bad debt expense of $33,246 due to the higher volume of sales, rent of $78,025 as the result of the acquisitions completed during the quarter which added additional rented office locations, dues and subscriptions of $22,288 due to the higher volume of trade groups with which we interact and maintain memberships with, travel and entertainment of $56,484 due to additional travel incurred as we expanded operations around the United States and Caribbean Ocean through our Cranbury subsidiary, repairs of $19,522 due to increased costs as we added office locations, bank fees of $6,564 due the higher volume of banking transactions, credit card processing fees of $54,290 due to the higher volume of credit card activity as on line sales increased, insurance of $56,716 due to the addition of health insurance for employees, postage of $22,404 due to the higher number of shipments arising as a result of an increase in sales, office supplies of $53,197, utilities of $23,660 as we added office locations, professional fees of $200,698 due to costs of SEC compliance and legal fees incurred in connection with acquisitions, consulting fees of $26,088, depreciation and amortization of $73,009 due to amortization related to intangibles acquired as a result of acquisitions, and other $42,772; offset by a decrease in share based compensation of $776,272 due to the granting of fewer share grants to consultants and employees.

Other income and expense

Interest expense increased $513,985, from $54,166 for the three months ended January 31, 2017 to $568,151 for the three months ended January 31, 2018, due to higher levels of borrowing during the three months ended January 31, 2018 compared to the same period in the prior year. Gain on debt extinguishment decreased $62,418 due to the effect of repayments on convertible debt on the derivative liability related to that debt. Change in derivative liability decreased $249,091, from a loss of $230,898 during the three months ended January 31, 2017 to a gain of $18,193 during the three months ended January 31, 2018 due to the variable conversion debt issued during the quarter ended January 31, 2018. Amortization of note discount increased $115,319, from $20,791 for the three months ended January 31, 2017 to $136,110 for the three months ended January 31, 2018 due to the amortization of original issued discounts associated with borrowings made during the three months ended January 31, 2018.

Net income or loss

Net loss for the year increased $126,337, from a net loss of $1,564,401 for the three months ended January 31, 2017, to a net loss of $1,690,738 for the three months ended January 31, 2018 primarily due to increased gross margin of $1,242,262 offset by increased interest expense of $513,985, increase in change in derivative liability of $249,091, and increased general and administrative costs of $949,632.

Plan of Operations

The Company is a developer and reseller of eLearning products and an online aggregator of standards and codes for professional industries. The Company is considering adding additional divisions in different trades in order to grow into a global eLearning company for the skilled trades.

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

Liquidity and Capital Resources and Going Concern

The Company had total assets of $7,995,461 as of January 31, 2018, including $3,266,597 of current assets, $3,289,497 of goodwill and intangible assets, net, relating to acquisitions (as defined and described in Note 5 to the unaudited financial statements included in “Part I – Financial Information” - “Item 1. Financial Statements”), $1,271,786 of net property and equipment and $160,261 in other assets.

Our increase in cash of $133,705 can be attributed to the proceeds from debt. Our total liabilities increased $4,665,513 primarily due to the issuance of notes payable, the assumption of $1,434,373 in notes payable related to the acquisition of NACB, an increase in contingent liability of $370,000 that arose from the acquisition of One Exam Prep, LLC, increase in derivative liability of $1,917,413, and accrued expenses related party of $224,463.

The Company had total liabilities of $10,371,540 as of January 31, 2018, which included $6,439,649 of current liabilities. Included in current liabilities was $641,435 owed to related parties and $3,235,934 owed in notes payable, net. The amount owed to related parties consists of costs for the reimbursements for the purchase of inventory and providing working that were paid for with the personal credit cards of one of the shareholders. Notes payable are discussed in greater detail under Notes 7, 8, and 9 of our unaudited financial statements included herein under “Part I – Financial Information” - “Item 1. Financial Statements”.

The Company has negative working capital of $3,173,052 as of January 31, 2018, and had net cash used in operations of $985,293 for the three months ended January 31, 2018.

The Company has funded operations through short term credit card debt and advances against future credit card receipts. In May 2018, we closed on a private placement of convertible notes payable with gross and net proceeds of $972,222 and $875,000, respectively. We plan to raise additional capital by the end of calendar year 2018 to fund ongoing operations and planned acquisitions. We intend to fund acquisitions primarily through the sale of our common stock and other convertible securities.

Our unaudited consolidated financial statements as of January 31, 2018 were prepared under the assumption that we will continue as a going concern for the next twelve months. We have experienced a significant working capital deficiency, significant losses from operations and need to raise additional funds to meet obligations and sustain our operations. These conditions raise substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash flows

The Company had $985,293 of net cash used in operating activities for the three months ended January 31, 2018, which mainly included net loss of $1,690,738, share based compensation of $171,040, change in derivative liability of $(18,193), depreciation and amortization of $93,953, bad debt expense of $33,246, amortization of debt discount of $629,435, an increase in accounts payable of $47,300, increase in other current assets of $112,132, an increase in accrued expenses-related party of $32,916, an increase of $20,895 in deferred revenue, a $225,762 increase in accounts receivable and decreases in merchandise inventory of $512,780 and other assets of $160,261.

The Company had $266,806 of net cash used in investing activities for the three months ended January 31, 2018, which was due to net cash of $317,203 paid for the acquisitions of NACB and Disco (as described in greater detail in Note 13 to the unaudited financial statements included herein), and purchases of property and equipment of $50,397.

The Company had $1,385,804 of net cash provided by financing activities for the three months ended January 31, 2018, which was mainly due to $2,400,000 of proceeds from the sales of convertible notes payable, $182,700 of proceeds from merchant cash advances, and $1,196,896 of repayments of notes payable.

Working Capital

	January 31, 2018	October 31, 2017	Increase (Decrease)
Current assets	$3,266,597	$2,073,897	$1,192,700
Current liabilities	6,439,649	4,584,797	1,854,852
Working capital (deficit)	$(3,173,052)	$(2,510,900)	$(662,152)

Equity

On November 3, 2017 the Company issued 227,250 shares of common stock related to closing of a promissory note. The fair market value of the shares on the date of grant was $140,895 and the Company recorded as discount on the notes.

In November 2017, the Company issued 166,666 shares of its common stock for the purchase of a library of animated training simulations. The fair market value of the shares on the date of acquisition was $100,000.

During the three months ending January 31, 2018 the Company issued 706,455 shares of its common stock to various consultants. The fair market value of the shares on the date of grant was $171,040 and was recorded in general and administrative expense.

On January 18, 2018 the Company issued 230,841 and 500,000 shares of common stock related to the acquisitions of Disco & NACB, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of January 31, 2018, management assessed the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d) and 15d-15(f)) during the three months ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended October 31, 2017, filed with the SEC on April 16, 2018, under the heading “Risk Factors”, except as discussed below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2017 the Company issued 227,250 shares of common stock related to closing of a promissory note.

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

On January 18, 2018 the Company issued 230,841 and 500,000 shares of common stock related to the acquisitions of Disco & NACB, respectively.

In February 2018, the Company issued 941,851 shares of the Company’s common stock to investors in accordance with the Securities Purchase Agreement dated November 3, 2017 and amended on January 29, 2018.

In March 2018, the Company issued 486,587 shares of the Company’s common stock to three consultants for services rendered.

In April 2018, the Company issued 75,000 shares of the Company’s common stock to a consultant for services rendered.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
2.1+	Share Exchange Agreement by and among the Company, Brown Technical Media Corporation and the shareholders of Brown Technical Media Corporation dated November 8, 2016	Filed with the SEC on November 15, 2016, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
2.2+	Share Exchange Agreement by and among the Company, Premier Purchasing and Marketing Alliance LLC and the sole member of Premier Purchasing and Marketing Alliance LLC, dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
2.3+	Share Exchange Agreement by and among the Company, One Exam Prep LLC and the sole member of One Exam Prep LLC dated January 24, 2017	Filed with the SEC on January 31, 2017, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
3.1	Articles of Incorporation and Amendments	Filed with the SEC on February 6, 2013, as part of our Registration Statement on Form S-1, and incorporated herein by reference
3.2	Certificate of Amendment to Certificate of Incorporation, changing the Company’s name to “ Probility Media Corporation ”, Filed with the Secretary of State of Nevada on January 19, 2017	Filed with the SEC on February 10, 2017, as part of our Current Report on Form 8- K filed on the same date, and incorporated herein by reference
3.3	Certificate of Correction to Certificate of Amendment, Filed with the Secretary of State of Nevada on January 20, 2017	Filed with the SEC on February 10, 2017, as part of our Current Report on Form 8- K filed on the same date, and incorporated herein by reference
3.3	Bylaws	Filed with the SEC on February 6, 2013, as part of our Registration Statement on Form S-1, and incorporated herein by reference
10.1	Form of Stock Subscription Agreement (September, October and November 2016 sales of common stock)	Filed with the SEC on November 15, 2016, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.2	Form of Convertible Note Payable (relating to notes sold in August and October 2016)	Filed with the SEC on November 15, 2016, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.3	Employment agreement of Plumb dated April 8, 2013	Filed with the SEC on November 15, 2016, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.4	Employment agreement of Davis dated February 1, 2014	Filed with the SEC on November 15, 2016, as Exhibit 10.4 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.5	Amendment No. 1 to employment agreement of Plumb dated July 9, 2013	Filed with the SEC on November 15, 2016, as Exhibit 10.5 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.6	Amendment No. 2 to employment agreement of Plumb dated February 1, 2014	Filed with the SEC on November 15, 2016, as Exhibit 10.6 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.7	Amendment No. 3 to employment agreement of Plumb dated May 1, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.7 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.8	Amendment No. 1 to employment agreement of Davis dated May 1, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.8 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.9	Consulting agreement with Levine dated September 30, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.9 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference

10.10	Form of Note Payable issued in conjunction with the purchase of Brown Book Shop, Inc.	Filed with the SEC on November 15, 2016, as Exhibit 10.10 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.11	Form of subscription agreement for May, June and July 2016 sales of common stock.	Filed with the SEC on January 23, 2017, as Exhibit 10.11 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.12	Asset Purchase Agreement between Faulk Pharmaceuticals, Inc. and the Company dated April 6, 2015	Incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015
10.13	Loan agreement with Delta S Ventures, LLP dated March 16, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.13 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.14	Loan agreement with Business Financial Services, Inc., DBA BFS Capital, dated November 12, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.14 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference.
10.15	Loan agreement with Business Financial Services, Inc., DBA BFS Capital, dated June 14, 2016	Filed with the SEC on January 23, 2017, as Exhibit 10.15 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.16	Loan agreement with American Express Bank, FSB, dated July 14, 2014	Filed with the SEC on January 23, 2017, as Exhibit 10.16 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.17	Loan agreement with Celtic Bank, dated May 14, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.17 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.18	Loan agreement with Amazon Capital Services, Inc., dated September 17, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.18 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.19	Form of Copyright License Agreement	Filed with the SEC on January 23, 2017, as Exhibit 10.19 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.20	Reseller agreement with IHS Markit dated July 2, 2014	Filed with the SEC on January 23, 2017, as Exhibit 10.20 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.21	Amendment No. 1 to IHS Reseller Agreement, dated March 1, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.21 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.22	First Promissory Note in the amount of $50,000, owed by the Company to Scott Schwartz, dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.23	Second Promissory Note in the amount of $50,000, owed by the Company to Scott Schwartz, dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.24	Hill Promissory Note in the amount of $36,830.20, owed by the Company to Hill Electric Supply, Co., Inc., dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.25	Security Agreement by the Company in favor of Scott Schwartz and Hill Electric Supply, Co., Inc., dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.4 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference

10.26	Novation Agreement between the Company, Scott Schwartz, Premier Purchasing and Marketing Alliance LLC and Hill Electric Supply, Co., Inc., dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.5 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.27	Non-Recourse Secured Convertible Promissory Note in the amount of $300,000, owed by the Company to Rob Estell, dated January 20, 2017	Filed with the SEC on January 31, 2017, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.28	Security and Pledge Agreement by the Company in favor of Rob Estell, dated January 20, 2017	Filed with the SEC on January 31, 2017, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.29	Consulting Agreement with Rob Estell, dated January 24, 2017	Filed with the SEC on January 31, 2017, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.30	Form of Lock-Up Agreement	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2017
10.31	Securities Purchase Agreement, dated as of May 17, 2018, between ProBility Media Corporation and each purchaser identified on the signature pages thereto (the “Purchasers”).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 23, 2018
10.32	Form of 10% Original Issue Discount 5% Senior Convertible Note issued by ProBility Media Corporation to each of the Purchasers.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 23, 2018
10.33	Form of Common Stock Purchase Warrant issued by ProBility Media Corporation to each of the Purchasers.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 23, 2018
10.34	Form of Security Agreement	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 23, 2018
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.	Filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	Filed herewith.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: June 6, 2018
/s/ Evan Levine
Evan Levine,
President and Chief Executive Officer
(Principal Executive Officer)

