Form 10-Q
period 2018-04-30
Probility Media Corp
filed 2018-06-19
CIK 1530981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

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

As of June 19, 2018, there were 56,099,370 shares of the issuer's common stock, par value $0.001, outstanding.

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

ProBility Media Corporation

ProBility Media Corporation

Consolidated Balance Sheets

	April 30,	October 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash	$244,251	$388,085
Accounts receivable, net	1,398,210	908,163
Inventory	1,470,593	771,149
Other current assets	86,129	6,500
Total current assets	3,199,183	2,073,897

Property, plant, and equipment, net	1,355,240	159,641
Intangible assets, net	695,695	806,346
Security deposit	7,500	7,500
Goodwill	2,537,550	967,015
Other assets	157,900	–

Total Assets	$7,953,068	$4,014,399

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Current portion of acquisition notes payable	$553,564	$131,926
Current portion - lease payable	26,710	13,837
Accounts payable and accrued expenses	2,897,039	1,855,324
Accrued expenses – related parties	712,507	416,972
Deferred revenue	50,833		_
Current portion of convertible notes payable, net of discount of $727,882 and $213,077, respectively	1,505,554	640,123
Current portion of notes payable, net of discount of $526,150 and $281,589, respectively	2,983,868	1,526,615
Total current liabilities	8,730,075	4,584,797

Long-term liabilities:
Security deposit	133,175	7,000
Lease payable	32,214	51,697
Shareholder advance	92,550	93,050
Convertible notes payable, net of discount of $1,527,437 and $114,937, respectively	245,000	107,863
Notes payable, net of discount of $0 and $0, respectively	881,196		_
Derivative liabilities	3,369,603
Acquisition notes payable, net of current portion	137,736	368,540
Contingent liability	863,080	493,080
Total long-term liabilities	5,754,554	1,121,230
Total liabilities	14,484,629	5,706,027

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 56,099,370 and 52,764,720 issued and outstanding as of April 30, 2018 and October 31, 2017, respectively	56,100	52,765
Additional paid in capital	6,371,251	5,160,319
Accumulated deficit	(12,958,910)	(6,904,712)
Total stockholders' deficit	(6,531,559)	(1,691,628)

Total Liabilities and Stockholders' Deficit	$7,953,068	$4,014,399

The accompanying notes are an integral part of these consolidated financial statements.

ProBility Media Corporation
Consolidated Statements of Operations

For the Three and Six Months Ended April 30, 2018 and 2017

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2018	2017	2018	2017
Revenue	$4,017,599	$1,840,647	$7,753,140	$2,928,827
Cost of sales	2,367,421	1,150,280	4,634,867	2,012,627
Gross profit	1,650,178	690,367	3,118,273	916,200

Operating expenses:
General and administrative expenses	2,890,931	1,319,079	5,337,640	2,816,156

Total operating expenses	2,890,931	1,319,079	5,337,640	2,816,156

Operating loss	(1,240,753)	(628,712)	(2,219,367)	(1,899,956)

Other income (expense):
Discount amortization	(336,075)	(4,474)	(472,185)	(25,265)
Interest expense	(1,276,039)	(59,105)	(3,446,632)	(113,271)
Other income	39,855	–	98,529	–
Other expenses	(26,836)	–	(61,846)	–
Gain or (loss) on debt extinguishment	–	69,542	(49,720)	82,240
Change in derivative liability	(1,523,612)	117,045	97,023	(113,853)
Total other income (expenses)	(3,122,707)	123,008	(3,834,831)	(170,149)

Loss before income taxes	(4,363,460)	(505,704)	(6,054,198)	(2,070,105)
Income tax expense (benefit)	–	–	–	–
Net loss	$(4,363,460)	$(505,704)	$(6,054,198)	$(2,070,105)

Net loss per common share, basic and diluted	$(0.08)	$(0.01)	$(0.11)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	55,783,687	45,143,289	54,573,059	43,662,799

The accompanying notes are an integral part of these consolidated financial statements.

Probility Media Corporation
Consolidated Statements of Cash Flows

For the Six Months Ended April 30, 2018 and 2017

(Unaudited)

	2018	2017
Cash Flows from Operating Activities:
Net loss	$(6,054,198)	(2,070,105)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	193,003	91,369
Bad debt expense	98,378	31,819
Share-based compensation	311,765	1,029,500
Amortization of debt discount	472,185	25,265
Impairment expense	–	111,361
Interest expense relating to the initial valuation of derivative liability	1,602,442	–
Change in derivative liability	(97,023)	113,853
Gain on debt extinguishment	–	(82,240)
Changes in operating assets and liabilities:
Accounts receivable	(28,575)	(170,839)
Inventory	(522,027)	27,530
Other assets	175,946	(1,201)
Accounts payable and accrued expenses	788,585	349,797
Accounts payable – related parties	103,988	173,016
Other assets	(157,900)	–
Deferred revenue	50,833	–
Net cash used in operating activities	(3,062,598)	(370,875)

Cash Flows from Investing Activities:
Net cash paid for business acquisitions	(437,203)	(35,768)
Advances to cost method investee – related parties	–	(65,394)
PP&E purchases	(75,856)	(4,084)
Net cash used in investing activities	(513,059)	(105,246)

Cash Flows from Financing Activities:
Payments on convertible notes payable	(371,299)	(60,000)
Proceeds from convertible note payable	3,065,945	50,000
Payments on lease payable	(19,485)	(4,832)
Proceeds from sale of common stock	–	441,500
Payments on debt issuance costs	(97,750)	–
Payments on acquisition notes payable	(59,166)	(12,920)
Proceeds from notes payable	3,836,643	1,268,983
Payments on notes payable	(2,923,065)	(1,197,767)
Net cash provided by financing activities	3,431,823	484,964

Net change in cash	(143,834)	8,843
Cash at beginning of period	388,085	68,369
Cash at end of period	$244,251	$77,212

Supplemental Cash Flow Disclosure:
Interest paid	$266,823	–
Taxes paid	$–	–

Common stock issued for stock payable	$–	–
Common stock issued upon conversion of convertible notes payable	$–	–
Common stock issued and issuable for business acquisitions	$380,612	–
Common stock issued for training materials	$100,000	–
Debt discount from derivative liability	$1,864,184	–
Warrants issued as debt issuance cost on convertible notes	$213,921	–
Common stock issued as debt issuance cost	$140,895	–
Original issue discount on convertible notes	$400,050	–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended April 30, 2018 are not necessarily indicative of the final results that may be expected for the year ended October 31, 2018. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2017 included in the Company’s Form 10-K filed with the SEC. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the overall quality of the receivable portfolio along with specifically-identified customer risks. The Company has an allowance for doubtful accounts of $159,752 and $68,990 as of April 30, 2018 and October 31, 2017, respectively.

Inventory

Inventory, which consists of finished goods, is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has no reserve as of April 30, 2018 and October 31, 2017.

Advertising Costs

The Company expenses advertising costs as incurred and recorded $205,320 and $130,174 during the three months ended April 30, 2018 and 2017, respectively and $430,905 and $206,874 for the six months ended April 30, 2018 and 2017, respectively.

Fair Value of Financial Instruments

The Company believes that the fair value of its financial instruments comprising cash, accounts payable, and convertible notes approximate their carrying amounts. As of April 30, 2018 and October 31, 2017, the Company had no Level 1 or Level 2 financial assets or liabilities, and Level 3 financial liabilities consisted of the Company’s derivative liability as of April 30, 2018.

The following table presents the fair value measurement information for the Company as of April 30, 2018:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$3,369,603	$–	$–	$3,369,603

The following table presents the fair value measurement information for the Company as of October 31, 2017:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$–	$–	$–	$–

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

Loss per Share

Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the three and six months ended April 30, 2018 and 2017, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be antidilutive. For the six months ended April 30, 2018, the Company had 33,000 common stock warrants outstanding, at an exercise price of $6.00 per share, expiring on August 31, 2020, 2,032,526 common stock warrants outstanding, at an exercise price of $0.45 per share, expiring on November 3, 2020, 3,733,500 common stock warrants outstanding, at an exercise price of $0.175 per share, expiring on January 19, 2018, and 38,954,280 shares related to convertible notes payable that were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive. For the six months ended April 30, 2017 the Company had 33,000 common stock warrants outstanding, at an exercise price of $6.00 per share, expiring on August 31, 2020.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Certain operating expenses were previously separated on the statement of operations and are now included as part of General and Administrative Expense on the Statement of Operations.

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

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a cumulative net loss since inception of $12,958,911, negative working capital of $5,530,891 and has required additional capital raises, debt issuances and credit card advances to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for at least the next twelve months. The Company’s continuation as a going concern is dependent upon its ability to create positive cash flows from operations and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment

Property and equipment consists of the following:

	April 30,	October 31,
	2018	2017
Equipment	$160,523	$68,182
Web sites	190,697	60,343
Leasehold improvements	30,230	19,002
Office equipment	64,005	98,213
Software	141,746	41,661
Vehicles	52,413	–
Land	200,000	–
Building	684,694	–
Property and equipment	1,524,308	287,401
Less: accumulated depreciation	(169,068)	(127,760)
Property and equipment, net	$1,355,240	$159,641

Depreciation expense for the six months ended April 30, 2018 and 2017, is $80,547 and $12,376, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of April 30, 2018, and October 31, 2017:

April 30, 2018
Asset	Useful life (yr)	Cost	Accumulated Amortization	Carrying Value

Customer Relationships	3-5	$482,875	$130,086	$352,789
Copyrights	5	73,000	18,788	54,212
Trade Names	4	327,000	93,181	233,819
Non-Compete	5	75,000	20,125	54,875
Totals		$957,875	$262,180	$695,695

October 31, 2017
Asset	Useful life (yr)	Cost	Accumulated Amortization	Carrying Value

Customer Relationships	3-5	$480,000	$72,235	$407,765
Copyrights	5	73,000	11,488	61,512
Trade Names	4	327,000	52,306	274,694
Non-Compete	5	75,000	12,625	62,375
Totals		$955,000	$148,654	$806,346

Amortization expense for the six months ended April 30, 2018 and 2017 is $110,651 and $78,993, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of April 30, 2018 and October 31, 2017, total advances from certain officers, directors and shareholders of the Company were $92,550 and $93,050, respectively, which was used for payment of general operating expenses. The related parties advances have no conversion provisions into equity, are due on demand and do not incur interest.

On January 30, 2017, the Company borrowed $70,000 from a trust related to Richard Corbin, the Vice Chairman of the Board. The loan was originally due on February 10, 2017, at which time the Company was to repay the loan and $1,000 of interest. The loan has been amended and the maturity date was extended to June 2020. As of April 30, 2018 and October 31, 2017, the outstanding balance was $45,000.

The Company uses credit cards of related parties to pay for certain operational expenses. The Company has agreed to pay the credit card balances, including related interest. As of April 30, 2018 and October 31, 2017, the Company has outstanding balances on these credit cards of $712,507 and $416,972, respectively.

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following unsecured notes:

	April 30,	October 31,
	2018	2017
Note payable dated September 9, 2016, bearing interest at 14.9% per annum, due April 2018, at which time it was paid in full.	$–	$160,912

Note payable dated May 14, 2015 bearing interest at 18% per annum, due September 2018, guaranteed by the officers of the Company.	89,847	72,104

Note payable dated October 23, 2014, bearing interest at 10% per annum and due in August 2017. This note was renewed at maturity and the due date was extended to January 2018, at which time it was paid in full.	–	9,019

Note payable dated March 16, 2015 bearing interest at 9%, due June 30, 2017. The note is in default at July 31, 2017 which had no impact on the interest rate.	51,000	51,000

Note payable dated January 1, 2017 bearing interest at 8%, due September 30, 2017. The note is secured by the membership interest of Premier Purchasing and Marketing Alliance, LLC held by the Company. The note is in default; however no notice of default received at the date of filing.	50,000	50,000

Note payable dated January 1, 2017 bearing interest at 0.0%, due in three installments ending March 31, 2017. The note is in default; however no notice of default received at the date of filing.	50,000	50,000

Non-interest bearing note payable dated January 1, 2017, due on March 1, 2017. The note is secured by the membership interest of Premier Purchasing and Marketing Alliance, LLC held by the Company, which have a net book value of $210,388. The note is in default; however no notice of default received at the date of filing.	36,830	36,830

Note payable dated January 17, 2017 bearing interest at 7%, due January 17, 2018 and guaranteed by the officers of the Company. This note was paid in full at maturity.	–	95,695

Note payable dated March 14, 2017 bearing interest at 9%, due March 14, 2018, at which time it was paid in full.	–	44,212

Note payable dated July 26, 2017 bearing interest at 16.216%, due on July 26, 2018.	–	158,266

Note payable dated October 2, 2017 with an original principal of $498,750 requiring daily payments of $1,979. The payments are subject to adjustments based on future revenue. A discount of $142,500 was recorded with this issuance of the debt and is being amortized over the life of the note.	–	465,107

Note payable dated October 2, 2017 with an original principal of $498,750 requiring daily payments of $1,979. The payments are subject to adjustments based on future revenue. A discount of $142,500 was recorded with this issuance of the debt and is being amortized over the life of the note.	–	469,065

Line of credit with a maximum value of $125,000 dated January 4, 2008 bearing interest at the prime rate plus 2%.	28,850	44,269

Note payable dated October 11, 2017 with an original principal of $108,025 requiring daily payments of $450. The payments are subject to adjustments based on future revenue. A discount of $33,525 was recorded with this issuance of the debt and is being amortized over the life of the note.	46,361	101,725

Note payable dated January 22, 2018, with an original principal of $97,000, bearing interest at 30%, due on January 22, 2019.	42,273	–

Note payable dated January 5, 2018, with an original principal of $32,000, bearing interest at 30%, due on Jan 5, 2019.	2,768	–

Acquired with NACB. Four secured notes payable to acquire vehicles by NACB prior to the acquisition. Interest rates range from 0% to 4.99%. Note mature from December 2018 to June 2021.	19,121	–

Acquired with NACB. Note payable due to a former shareholder dated February 2, 2015, maturing January 2021 and bearing interest at 1%.	97,611	–

Acquired with NACB. Note payable dated July 28, 2008 secured by the land and building of NACB. The note accrues interest at 8.56% and matures August 31, 2018.	506,972	–

Acquired with NACB. Note payable dated December 17, 2008 secured by the land and building of NACB. The note accrues interest at 6.30% and matures February 1, 2028.	343,834	–

Acquired with NACB. Line of credit dated March 27, 2015. The note accrues interest at 5.75% and is due upon demand.	121,725	–

Revolving note payable dated April 23, 2018 with an original principal of $184,050 bearing an effect interest rate of 8% due on May 22, 2018. A discount of $1,233 was recorded with this issuance of the debt and is being amortized over the life of the note. This note is paid in full each month and the Company receives a new advance the day after it is paid in full.	124,472	–

Note payable dated February 7, 2018 with an original principal of $220,600 bearing an effect interest rate of 8% due on May 14, 2021. A discount of $51,900 was recorded with this issuance of the debt and is being amortized over the life of the note.	158,391	–

Note payable dated March 23, 2018 with an original principal of $291,800 requiring daily payments of $2,918, due September 7, 2018. The payments are subject to adjustments based on future revenue. A discount of $91,800 was recorded with this issuance of the debt and is being amortized over the life of the note.	218,850	–

Note payable dated February 8, 2018 with an original principal of $750,000 requiring weekly payments of $19,950 due on February 8, 2019. The payments are subject to adjustments based on future revenue. A discount of $247,500 was recorded with this issuance of the debt and is being amortized over the life of the note.	798,000	–

Note payable dated February 8, 2018 with an original principal of $750,000 requiring weekly payments of $19,950 due on February 8, 2019. The payments are subject to adjustments based on future revenue. A discount of $247,500 was recorded with this issuance of the debt and is being amortized over the life of the note.	798,000	–

Note payable dated April 15, 2018 with an original principal amount of $55,000 and an original issue discount of $5,000. The note is due on May 5, 2018. If the note is not repaid at maturity, interest will accrue at the rate of 20% per annum. This note was not repaid on May 5, 2018 and is therefore accruing interest at 20%.	55,000	–

Note payable dated April 5, 2018 with an original issue discount of $20,000. This note is due on May 5, 2018. If the note is not repaid at maturity, interest will accrue at the rate of 20% per annum. On May 14, 2018, the note was rolled into a subsequent financing.	220,000	–

Note payable dated April 27, 2018 with an original principal of $218,850 requiring daily payments of $2,432, due on August 31, 2018. The payments are subject to adjustments based on future revenue. A discount of $68,850 was recorded with this issuance of the debt and is being amortized over the life of the note.	216,418	–

Note payable dated March 8, 2018 with an original principal of $168,950 requiring daily payments of $854 due on March 9, 2019. The payments are subject to adjustments based on future revenue. A discount of $13,950 was recorded with this issuance of the debt and is being amortized over the life of the note.	149,299	–

Note payable dated April 2, 2018 with an original principal of $72,000 bearing an effect interest rate of 8% due on April 2, 2019. A discount of $5,760 was recorded with this issuance of the debt and is being amortized over the life of the note.	70,658	–

Note payable dated March 7, 2018 with an original principal of $100,000 requiring daily payments of $1,499, due on July 20, 2018. The payments are subject to adjustments based on future revenue. A discount of $45,900 was recorded with this issuance of the debt and is being amortized over the life of the note.	94,934	–

Total notes payable	4,391,214	1,808,204
Less: net discount on notes payable	(526,150)	(281,589)
Less, current portion	(2,983,868)	(1,526,615)
Long term portion of notes payable	$881,196	$–

NOTE 8 – ACQUISITION NOTES PAYABLE

Notes payable related to certain acquisitions consists of the following:

	April 30,	October 31,
	2018	2017
Note payable dated June 22, 2017 bearing interest at 8% per annum, due August 22, 2018 with monthly principal and interest payments totaling $3,306 beginning August 22, 2017. The notes are to the former owners of W Marketing.	$12,686	$56,250

Note payable dated July 31, 2017, bearing interest at 6% per annum and due November 30, 2019 with monthly principal and interest payments totaling $4,153 beginning November 1, 2017. The notes are to the former owner of Cranbury.	83,037	100,000

Notes payable dated January 31, 2014 bearing interest at 8%, due February 1, 2019 with monthly principal and interest payments totaling $4,629. The notes are due to the former owners of Brown Book Store.	345,577	344,216

Notes payable dated January 30, 2018 bearing interest at 1.68%, due in two equal installments on the first and second anniversary. The note is due to the former owners of NACB.	250,000	–

Total acquisition notes payable	691,300	500,466
Less, acquisition notes payable current portion	(553,564)	(131,926)
Long term portion of acquisition notes payable	$137,736	$368,540

NOTE 9 – CONVERTIBLE NOTES PAYABLE

	April 30,	October 31,
Description	2018	2017
On August 20, 2015, the Company executed a convertible note payable to Typenex Co-Investment, L.LC. in the original principal amount of $247,000 for net proceeds of $220,000, payable on March 31, 2018 bearing interest at 10% per annum. This note is convertible into the Company’s common stock at $7.50 per share unless the market capitalization of the Company falls below $15,000,000, at which point the conversion price will equal the market price of the Company’s common stock on the date of conversion. On October 29, 2015, the market capitalization of the Company fell below $15,000,000 and the variable conversion feature became permanent. The note is unsecured. On May 12, 2017 the note holder sold this note to an unrelated third party. The note was paid in full during the first quarter of 2018.	$–	$125,000

During the year ended October 31, 2016, the Company sold convertible promissory notes in aggregate amount of $87,000 to three investors. During the six months ending April 30, 2017, the Company sold an additional note with a face value of $50,000. The notes bear interest at 10% per annum and may be converted into the common stock of the Company upon the completion of a capital raise of $500,000 by December 31, 2016 (a “Qualified Raise”). The notes may be converted into common stock at 75% of the price of the capital raised in the Qualified Raise. On December 31, 2016, notes with a principal and accrued interest balance of $88,626 were converted into 709,008 shares of the Company’s common stock. The remaining note is due on December 31, 2017 and is in default.	50,000	50,000

On January 20, 2017, the Company executed a non-interest-bearing convertible note in the original principal amount of $300,000, payable on January 20, 2018. The note is convertible into the Company’s common stock at $0.50 per share, no earlier than one year from the date of the note. The note is secured by the membership units of One Exam Prep, LLC held by the Company, which have a net book value of $399,118. The holder has not yet requested a conversion.	300,000	300,000

In June 2017, the Company sold convertible notes payable of $356,000 to 8 investors. The notes bear interest at 15%, are due in one year and are convertible at $0.15 per share. In connection with the issuance, the company recorded a discount of $356,000 from the beneficial conversion feature that will be amortized over the life of the note. As of the date of this filing, one note in the amount of $20,000 has been converted, notes with a principal balance of $311,000 are due as of this filing and the remaining note, with a balance of $25,000, is due June 20, 2018.	356,000	356,000

In June 2017, the Company sold a convertible note payable of $200,000 to an investor. The note bears interest at 12% and is due in June 2020 and is convertible at $0.25 per share. The Company is obligated to make monthly principal and interest payments of $2,000 per month to the note holder. In connection with the issuance, the company recorded a discount of $184,000 from the beneficial conversion feature that will be amortized over the life of the note.	200,000	200,000

On June 18, 2017, the Vice Chairman of the Board, who holds a $45,000 note dated January 30, 2017, with the Company agreed to convert the principal balance on his note into a convertible note that bears interest at 12% and is due in June 2020 and is convertible at $0.25 per share. The Company is obligated to make monthly principal and interest payments of $500 per month to the note holder.	45,000	45,000

On November 3, 2017, along with several institutional accredited investors, the Company completed a first closing of its promissory notes. Additional details are below.	1,700,177	–

On January 29, 2018, along with several institutional accredited investors, the Company completed a second closing of its promissory notes. Additional details are below.	1,354,696	–

Total convertible notes payable, net	4,005,873	1,076,000
Less: net discount on convertible notes payable, current portion	(727,882)	(213,077)
Less, current portion, net of discounts	(1,505,554)	(640,123)
Less: net discount on convertible notes payable, long term portion	(1,527,437)	(114,937)
Long term portion of convertible notes payable	$245,000	$107,863

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

These notes require timely filing of the Company’s periodic reports with the SEC. The Company was in default on these notes when it did not file its Form 10-K on the due date of February 13, 2018. A default notice related to the Company’s filing had not been received and the default will be cured upon filing the delinquent reports. In the event of a default, the interest rate on the note becomes 24% per annum, and the note and all accrued interest become due and payable at 110% of the outstanding principal balance plus accrued interest. In May 2018, the Company received a notice of default, and on May 17, 2018 the Company and the investors entered into an agreement to waive the default in exchange for a 20% increase in the outstanding balance of the notes. This penalty interest of $267,777 was recorded as of April 30, 2018.

Second Closing and Amendment to Securities Purchase Agreement

On January 29, 2018, pursuant to the Securities Purchase Agreement, dated as of November 3, 2017, as amended on January 29, 2018, with several institutional accredited investors, the Company completed the second closing of its private placement of original issue discount amortizable promissory notes (referred to as the notes) in the aggregate principal amount of $1,166,725, and net proceeds of $1,000,000, upon the satisfaction of certain closing conditions including the entry into definitive documents to effect the consummation of the NACB Group and Disco Learning acquisition transactions.

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

These notes require timely filing of the Company’s periodic reports with the SEC. The Company was in default on these notes when it did not file its Form 10-K on the due date of February 13, 2018 (see Note 15 – Subsequent Events). A default notice related to the Company’s filing had not been received and the default will be cured upon filing the delinquent reports. In the event of a default, the interest rate on the note becomes 24% per annum, and the note and all accrued interest become due and payable at 110% of the outstanding principal balance plus accrued interest. In May 2018, the Company received a notice of default, and on May 17, 2018 the Company and the investors entered into a settlement agreement to waive the default in exchange for a 20% increase in the outstanding balance of the notes, the terms of which are discussed above. This penalty interest of $233,345 was recorded as of April 30, 2018.

NOTE 10 – CAPITALIZED LEASES

The Company has an obligation under a capitalized lease for certain equipment with a lease term of five years, expiring through May 2021. The capital lease obligation totaled $77,755 as of April 30, 2018 and require monthly payments of $2,044. Interest is imputed at an average rate of approximately 18.00%. At April 30, 2018, the cost of rental equipment under capital leases amounted to $76,410 and related accumulated depreciation amounted to $34,243. The rental equipment may be repurchased at favorable prices by the Company upon expiration of the lease term (generally at the fair market value of the equipment at the expiration of the lease). The liability under each lease is secured by the underlying equipment on the lease.

At April 30, 2018, future minimum lease payments by year and the present value of future minimum capital lease payments are as follows:

Years ending April 30,	Amount
2019	$24,528
2020	24,528
2021	24,528
2022	4,171
Total minimum payments	77,755
Less amount representing interest	(18,831)
Present value of minimum lease payments	58,924
Less: current portion	(26,710)
Total long-term portion	$32,214

NOTE 11 – DERIVATIVE LIABILITIES

On November 3, 2017 and January 29, 2018, the Company issued convertible note agreements with a variable conversion feature that gave rise to an embedded derivative instrument (See Note 9). The derivative feature has been valued using a binomial lattice-based option valuation model using holding period assumptions developed from the Company’s business plan and management assumptions and expected volatility from the Company’s stock. Increases or decreases in the Company’s share price, the volatility of the share price, changes in interest rates in general, and the passage of time will all impact the value of the derivative instrument. The Company re-values the derivative instrument at the end of each reporting period and any changes are reflected as changes in derivative liabilities in the consolidated statements of operations. The assumptions used during the three months ending April 30, 2018 are as follows:

April 30, 2018
Market value of common stock on measurement date (1)	$0.17 - $0.62
Adjusted conversion price (2)	$0.0806 – $0.24125
Risk free interest rate (3)	1.49% - 2.24%
Life of the note in months	18 - 21 months
Expected volatility (4)	247% - 316%
Expected dividend yield (5)	–

(1)	The market value of common stock is based on closing market price as of initial valuation date and the period end re-measurement.
(2)	The adjusted conversion price is calculated based on conversion terms described in the note agreement.
(3)	The risk-free interest rate was determined by management using the 2-year Treasury Bill as of the respective Offering or measurement date.
(4)	The volatility factor was estimated by management using the historical volatilities of the Company’s stock.
(5)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The following table sets forth the components of changes in the ProBility’s outstanding notes payable and warrants which were deemed derivative financial instruments and the associated liability balance for the periods indicated:

The following table sets forth the change in fair value of the derivative liability:

Date	Description	Derivative Instrument Liability (in thousands)
10/31/17	Balance	-
11/3/17	Value of derivative liability	2,174
1/19/18	Value of derivative liability	1,292
1/31/18	Change in fair value during the three months ended January 31, 2018	(1,620)
1/31/18	Balance of derivative financial instruments liability	1,846

4/30/2018	Change in fair value during the 3 months ended April 30, 2018	1,524
4/30/18	Balance	$3,370

The initial valuation of the derivative valuation was $3,466,626, which $1,864,184 was recorded as a debt discount as interest expense and the remaining balance of $1,602,442 was expensed as interest on the statement of operations. The valuation of the derivative liability was $3,369,603 and $0 on April 30, 2018 and October 31, 2017, respectively. During the six months and three months ended April 30, 2018, the Company recognized a gain of approximately $97,000 and a loss of $1,523,612, respectively related to the change in fair value of the derivative.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common stock

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

All warrants are exercisable as of April 30, 2018 and have a weighted average remaining term of 2.65 years. The following table summarizes all stock warrant activity for the six months ending April 30, 2018:

	Warrants	Weighted - Average Exercise Price Per Share
Outstanding, October 31, 2017	33,000	$6.00
Granted	5,766,026	0.27
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, April 30, 2018	5,799,026	$0.30

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

The following schedule contains pro-forma consolidated results of operations for the six months ended April 30, 2018 and 2017 as if the acquisitions occurred on November 1, 2016. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on November 1, 2016, or of results that may occur in the future.

	2018		2017
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$7,753,140	$7,753,385	$2,928,827	$6,742,784
Operating loss	(2,219,366)	(2,282,084)	(1,899,956)	(2,203,471)
Net loss	(6,054,197)	(6,116,915)	(2,070,105)	(2,307,849)
Loss per common share-Basic	(0.11)	(0.11)	(0.05)	(0.045)
Loss per common share-Diluted	(0.11)	(0.11)	(0.05)	(0.05)

NOTE 14 – LEASE COMMITMENTS

The Company is obligated under a long-term lease for office space that generally provides for annual rent of $90,072 per year. The Company sub-leases a portion of this space to third parties and collects $51,468 per year on the sub leases. For the six months ended April 30, 2018 and 2017, net rent expense under these lease arrangements was $88,809 and $71,173, respectively.

In addition, the Company leases a suite in a strip center in Florida related to One Exam Prep. The lease expires on July 14, 2025 and has a monthly rent of $6,908 for years one and two. Thereafter, monthly rent increases 3% per year for years three through seven.

NOTE 15 - SUBSEQUENT EVENTS

Financing

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

As a result of this private placement of the Company’s convertible notes, in consideration for the waiver of any and all defaults under the Prior Notes, (i) the Company agreed to increase by 20% the principal amount of the Prior Notes held by those investors participating in this private placement, (ii) the Company agreed to fix the conversion price of the Prior Notes at $0.14 per share, and (iii) the Company granted the holders of the Prior Notes a one-time option to convert all of their Prior Notes into shares of the Company’s common stock at $0.10 per share. The principal of the prior notes was increased by $501,122, effective April 30, 2018.

Commitment

In January 2017, in conjunction with the acquisition of One Exam Prep, LLC (“OEP”) the Company entered into a compensation agreement with the former owner of OEP, Rob Estell, that called for bonus compensation. The Company has recorded a contingent liability of $343,080 as of April 30, 2018, as a result of this agreement. In June 2018, the Company agreed to issue Mr. Estell 754,862 shares of the Company’s common stock earned under the agreement and an additional 245,138 as a bonus. The shares had a fair market value of $151,700 on the date of grant. The shares have not yet been issued.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the six months ended April 30, 2018, above.

Unless the context requires otherwise, references to the “Company, ” “ we, ” “ us, ” “ our, ” “ Probility ” and “ Probility Media ” refer specifically to Probility Media Corporation and its wholly and majority owned subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“SEC ” or the “Commission” refers to the United States Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

	For the Three Months Ended April 30,		Increase
Statement of Operations Data:	2018	2017	(Decrease)
Revenue	$4,017,599	$1,840,647	$2,176,952
Cost of sales	2,367,421	1,150,280	1,217,141
Total operating expenses	2,890,931	1,319,079	1,571,852
Other income (expense)	(3,122,707)	123,008	(3,245,715)
Net income (loss)	$(4,363,460)	$(505,704)	$(3,857,756)

	For the Six Months Ended April 30,		Increase
Statement of Operations Data:	2018	2017	(Decrease)
Revenue	$7,753,140	$2,928,827	$4,824,313
Cost of sales	4,634,867	2,012,627	2,622,240
Total operating expenses	5,337,640	2,816,156	2,521,484
Other (expense)	(3,834,831)	(170,149)	3,664,682
Net income (loss)	$(6,054,198)	$(2,070,105)	$(3,984,093)

The following summary of our results of operations, for the three and six months ended April 30, 2018 and 2017 are as follows:

For the three months ended April 30, 2018 compared to the three months ended April 30, 2017

Revenue

Revenue increased $2,176,952 from $1,840,647 for the three months ended April 30, 2017 to $4,017,599 for the three months ended April 30, 2018. The increase was due to sales from companies that were acquired since January 31, 2017, which realized an increase in sales of $460,000, during the three months ended April 30, 2018, and sales from companies that were acquired since January 31, 2018, which recognized sales of $1,700,000 during the quarter.

Cost of sales

Cost of sales increased $1,217,141, from $1,150,280 for the three months ended April 30, 2017 to $2,367,421 for the three months ended April 30, 2018. Cost of sales are variable with sales. The increase was due to cost of sales from companies that were acquired since January 31, 2017, which realized an increase in cost of sales of $770,000, during the three months ended April 30, 2018, and an increase in cost of sales from our operations that existed at April 30, 2017 of $230,000 during the period. Our costs as a percentage of sales decreased during this period as we shifted our product focus from printed materials to higher margin training and eLearning products.

Gross profit

Gross profit increased $959,811, from $690,367 for the three months ended April 30, 2017 to $1,650,178 for the three months ended April 30, 2018. The increase in gross profit was due to increased gross profit generated from the net sales and cost of goods sold of products of the companies acquired since January 31, 2017 of $240,000, and $1,175,000 from operations purchased since January 1, 2018, and a decrease in gross margins of $200,000 from our operations that existed prior to January 1, 2017. We continue to shift our sales to online products and eLearning products.

General and administrative expenses

General and administrative expenses increased $1,571,852 from $1,319,079 for the three months ended April 30, 2017 to $2,890,931 for the three months ended April 30, 2018. The increase was due to increases in the following categories: advertising of $89,000 as the result of increased efforts to attract customers to our web sites, salaries of $612,000 as the result of the acquisitions completed during the prior quarter which added 20 employees, bad debt expense of $58,000 due to the higher volume of sales, commissions of $164,000, credit card processing fees of $57,000, rent of $79,000 as the result of the acquisitions completed during the prior quarter which added additional rented office locations, dues and subscriptions of $38,000 due to the higher volume of trade groups with which we interact and maintain memberships, insurance expense of $62,000, utilities of $31,000, travel and entertainment of $72,000 due to additional travel incurred as we expanded operations around the United States and Caribbean Ocean through our Cranbury subsidiary, repairs of $23,000 due to increased costs as we added office locations, automobile expense of $13,000 due the vehicles operated by our acquisitions during the first six months of the year, legal, accounting and professional fees of $148,000 due to the cost of maintaining our public company status, the costs incurred in retaining new auditors and the increased cost of audit related costs as a result of the acquisitions completed since our fiscal year October 31, 2017 ended, an increase in share based compensation of $59,000 due to the amount of consulting fees paid with the Company’s common stock, and depreciation and amortization of $29,000.

Other income and expense

Interest expense increased $1,216,934, from $59,105 for the three months ended April 30, 2017 to $1,276,039 for the three months ended April 30, 2018, due to a $500,000 interest penalty incurred as a result of the default on our November 2017 and January 2018 financing agreements and higher levels of borrowing during the three months ended April 30, 2018 compared to the same period in the prior year. Gain on debt extinguishment decreased $70,000 due to the effect of repayments on convertible debt on the derivative liability related to the November 2017 and January 2018 financings. The change relating to the mark to market for the derivative liability increased by $1,640,657 due to the price volatility of the Company’s common stock. Amortization of note discount increased $331,601 due to the amortization of original issued discounts associated with borrowings made during the three months ended April 30, 2018.

Net income or loss

Net loss for the year increased $3,857,756, from a net loss of $505,704 for the three months ended April 30, 2017, to a net loss of $4,363,460 for the three months ended April 30, 2018 primarily due to increased other expense of $3,250,000.

For the six months ended April 30, 2018 compared to the six months ended April 30, 2017

Revenue

Revenue increased $4,824,313 from $2,928,827 for the six months ended April 30, 2017 to $7,753,140 for the three months ended April 30, 2018. The increase was due to sales of $960,000 from companies that were acquired since January 31, 2017, and sales of $3,670,000 from companies that were acquired since January 31, 2018.

Cost of sales

Cost of sales increased $2,622,240, from $2,012,627 for the six months ended April 30, 2017 to $4,634,867 for the six months ended April 30, 2018. Cost of sales are variable with sales. The increase was due to cost of sales of $1,626,000 from companies that were acquired since January 1, 2018, during the six months ended April 30, 2018, and an increase in cost of sales of $300,000 from our operations that existed at January 31, 2017. Our costs as a percentage of sales decreased during this period as we shifted our product focus from printed materials to higher margin training and eLearning products.

Gross profit

Gross profit increased $2,202,073, from $916,200 for the six months ended April 30, 2017 to $3,118,273 for the six months ended April 30, 2018. The increase in gross profit was due to increased sales generated from the net sales and cost of goods sold of products of the companies acquired since January 31, 2017 of $600,000 and an increase of $2,000,000 in gross profit from companies we acquired since January 1, 2018.

General and administrative expenses

General and administrative expenses increased $2,521,484 from $2,816,156 for the six months ended April 30, 2017 to $5,337,640 for the six months ended April 30, 2018. The increase was due to increases in the following categories: advertising of $256,000 as the result of increased efforts to attract customers to our web sites, credit card processing costs of $109,000 due to higher sales volume and credit card transaction volume, commission of $164,000, bad debt expense of $86,000 due to the higher volume of sales, dues and subscriptions of $61,000, insurance expense of $134,000 as a result of adding health insurance for our employees, payroll of $1,443,000 primarily due to the cost of employees associated with the companies we have acquired since January 1, 2018 and employees added through organic growth of our businesses, rent of $158,000 and utilities of $66,000 as the result of the acquisitions completed during the quarter which added additional rented office locations, travel and entertainment of $145,000 due to additional travel incurred as we expanded operations around the United States and Caribbean Ocean through our Cranbury subsidiary, repairs of $47,000 due to increased costs as we added office locations, automobile expenses of $21,000, other expenses of $43,000, accounting fees of $163,000, legal fees of $138,000, consulting fees of $118,000, professional fees of $46,000, due to costs of SEC compliance and legal fees incurred in connection with acquisitions, and depreciation and amortization of $102,000 related to intangibles acquired as a result of acquisitions; and decreases of $718,000 in share based compensation due to the granting of fewer share grants to consultants and employees, and $111,000 in impairment expense related to patents owned that no longer hold value to the Company.

Other income and expense

Interest expense increased $3,333,361, from $113,271 for the six months ended April 30, 2017 to $3,446,632 for the six months ended April 30, 2018, due to due to a $500,000 interest penalty incurred because of the default on our November 2017 and January 2018 financing agreements, interest expense relating to the initial valuation of derivative liability of $1,602,442, and higher levels of borrowing during the six months ended April 30, 2018 compared to the same period in the prior year. Gain on debt extinguishment decreased $131,960 because of repayments on convertible debt on the derivative liability related to that debt. The change relating to the mark to market for the derivative liability increased by $210,876, from a loss of $113,853 during the six months ended April 30, 2017 to a gain of $97,023 during the six months ended April 30, 2018 due to the price volatility of the Company’s common stock. Amortization of note discount increased $446,920, from $25,265 for the six months ended April 30, 2017 to $472,185 for the six months ended April 30, 2018 due to the amortization of original issued discounts associated with borrowings made during the six months ended April 30, 2018.

Net income or loss

Net loss for the year increased $3,984,093, from a net loss of $2,070,105 for the six months ended April 30, 2017, to a net loss of $6,054,198 for the six months ended April 30, 2018 primarily due to increased other expense of $3,700,000.

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

Liquidity and Capital Resources and Going Concern

The Company had total assets of $7,953,068 as of April 30, 2018, including $3,200,000 of current assets, $3,233,000 of goodwill and intangible assets, net, relating to acquisitions (as defined and described in Note 5 to the unaudited financial statements included in “Part I – Financial Information” - “Item 1. Financial Statements”), $1,355,000 of net property and equipment and $158,000 in other assets.

Our decrease in cash of $140,000 can be attributed to the timing of working capital needs. Our total liabilities increased $8,780,000 primarily due to the issuance of notes payable, the assumption of $1,440,000 in notes payable related to the acquisition of NACB, an increase in contingent liability of $370,000 that arose from the acquisition of One Exam Prep, LLC, increase in derivative liability of $3,400,000, and accrued expenses related party of $225,000.

The Company had total liabilities of $14,484,628 as of April 30, 2018, which included $8,730,000 of current liabilities. Included in current liabilities was $712,000 owed to related parties and $4,500,000 owed in notes payable, net. The amount owed to related parties consists of costs for the reimbursements for the purchase of inventory and providing working capital that were paid for with the personal credit cards of one of the shareholders. Notes payable are discussed in greater detail under Notes 7, 8, and 9 of our unaudited financial statements included herein under “Part I – Financial Information” - “Item 1. Financial Statements”.

The Company has negative working capital of $5,530,000 as of April 30, 2018 and had net cash used in operations of $3,063,000 for the six months ended April 30, 2018.

The Company has funded operations through the issuance of convertible notes payable, short term credit card debt and advances against future credit card receipts. In May 2018, we closed on a private placement of convertible notes payable with gross and net proceeds of $972,222 and $875,000, respectively. We plan to raise additional capital by the end of calendar year 2018 to fund ongoing operations and planned acquisitions. We intend to fund acquisitions primarily through the sale of our common stock and other convertible securities.

Our unaudited consolidated financial statements as of April 30, 2018 were prepared under the assumption that we will continue as a going concern for the next twelve months. We have experienced a significant working capital deficiency, significant losses from operations and need to raise additional funds to meet obligations and sustain our operations. These conditions raise substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash flows

The Company had $3,062,598 of net cash used in operating activities for the six months ended April 30, 2018, which mainly included net loss of $6,054,198, share based compensation of $311,765, change in derivative liability of $(97,023), interest expense relating to the initial valuation of derivative liability of $1,602,442, depreciation and amortization of $193,003, bad debt expense of $98,378, amortization of debt discount of $472,185, an increase in accounts payable and accrued expenses of $892,573, increases in accounts receivable of $28,575 and inventory of $522,027, a decrease in other current assets of $157,900, and an increase of $50,833 in deferred revenue.

The Company had $513,059 of net cash used in investing activities for the six months ended April 30, 2018, which was due to net cash of $437,203 paid for the acquisitions of NACB and Disco (as described in greater detail in Note 13 to the unaudited financial statements included herein), and purchases of property and equipment of $75,856.

The Company had $3,431,823 of net cash provided by financing activities for the six months ended April 30, 2018, which was mainly due to $3,065,945 of proceeds from the sales of convertible notes payable, $3,836,643 of proceeds from notes payable, $371,299 of repayments of convertible notes, $19,485 of payments on capitalized leases, $97,750 of payments on debt issuance costs, $59,160 of payments on acquisition notes payable, and $2,923,065 of repayments of notes payable.

Working Capital

	April 30, 2018	October 31, 2017	Increase (Decrease)
Current assets	$3,199,183	$2,073,897	$1,125,286
Current liabilities	8,730,075	4,584,797	4,145,278
Working capital (deficit)	$(5,530,892)	$(2,510,900)	$(3,019,992)

Equity

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of April 30, 2018, management assessed the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d) and 15d-15(f)) during the three months ended April 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
2.1+	Share Exchange Agreement by and among the Company, Brown Technical Media Corporation and the shareholders of Brown Technical Media Corporation dated November 8, 2016	Filed with the SEC on November 15, 2016, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
2.2+	Share Exchange Agreement by and among the Company, Premier Purchasing and Marketing Alliance LLC and the sole member of Premier Purchasing and Marketing Alliance LLC, dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
2.3+	Share Exchange Agreement by and among the Company, One Exam Prep LLC and the sole member of One Exam Prep LLC dated January 24, 2017	Filed with the SEC on January 31, 2017, as Exhibit 2.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
3.1	Articles of Incorporation and Amendments	Filed with the SEC on February 6, 2013, as part of our Registration Statement on Form S-1, and incorporated herein by reference
3.2	Certificate of Amendment to Certificate of Incorporation, changing the Company’s name to “ Probility Media Corporation ”, Filed with the Secretary of State of Nevada on January 19, 2017	Filed with the SEC on February 10, 2017, as part of our Current Report on Form 8- K filed on the same date, and incorporated herein by reference
3.3	Certificate of Correction to Certificate of Amendment, Filed with the Secretary of State of Nevada on January 20, 2017	Filed with the SEC on February 10, 2017, as part of our Current Report on Form 8- K filed on the same date, and incorporated herein by reference
3.3	Bylaws	Filed with the SEC on February 6, 2013, as part of our Registration Statement on Form S-1, and incorporated herein by reference
10.1	Form of Stock Subscription Agreement (September, October and November 2016 sales of common stock)	Filed with the SEC on November 15, 2016, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.2	Form of Convertible Note Payable (relating to notes sold in August and October 2016)	Filed with the SEC on November 15, 2016, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.3	Employment agreement of Plumb dated April 8, 2013	Filed with the SEC on November 15, 2016, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.4	Employment agreement of Davis dated February 1, 2014	Filed with the SEC on November 15, 2016, as Exhibit 10.4 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.5	Amendment No. 1 to employment agreement of Plumb dated July 9, 2013	Filed with the SEC on November 15, 2016, as Exhibit 10.5 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.6	Amendment No. 2 to employment agreement of Plumb dated February 1, 2014	Filed with the SEC on November 15, 2016, as Exhibit 10.6 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.7	Amendment No. 3 to employment agreement of Plumb dated May 1, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.7 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.8	Amendment No. 1 to employment agreement of Davis dated May 1, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.8 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.9	Consulting agreement with Levine dated September 30, 2016	Filed with the SEC on November 15, 2016, as Exhibit 10.9 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference

10.10	Form of Note Payable issued in conjunction with the purchase of Brown Book Shop, Inc.	Filed with the SEC on November 15, 2016, as Exhibit 10.10 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.11	Form of subscription agreement for May, June and July 2016 sales of common stock.	Filed with the SEC on January 23, 2017, as Exhibit 10.11 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.12	Asset Purchase Agreement between Faulk Pharmaceuticals, Inc. and the Company dated April 6, 2015	Incorporated by reference and previously filed as an exhibit with Form 10-K for the year ended May 31, 2014 dated June 15, 2015
10.13	Loan agreement with Delta S Ventures, LLP dated March 16, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.13 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.14	Loan agreement with Business Financial Services, Inc., DBA BFS Capital, dated November 12, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.14 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference.
10.15	Loan agreement with Business Financial Services, Inc., DBA BFS Capital, dated June 14, 2016	Filed with the SEC on January 23, 2017, as Exhibit 10.15 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.16	Loan agreement with American Express Bank, FSB, dated July 14, 2014	Filed with the SEC on January 23, 2017, as Exhibit 10.16 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.17	Loan agreement with Celtic Bank, dated May 14, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.17 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.18	Loan agreement with Amazon Capital Services, Inc., dated September 17, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.18 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.19	Form of Copyright License Agreement	Filed with the SEC on January 23, 2017, as Exhibit 10.19 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.20	Reseller agreement with IHS Markit dated July 2, 2014	Filed with the SEC on January 23, 2017, as Exhibit 10.20 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.21	Amendment No. 1 to IHS Reseller Agreement, dated March 1, 2015	Filed with the SEC on January 23, 2017, as Exhibit 10.21 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.22	First Promissory Note in the amount of $50,000, owed by the Company to Scott Schwartz, dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.23	Second Promissory Note in the amount of $50,000, owed by the Company to Scott Schwartz, dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.24	Hill Promissory Note in the amount of $36,830.20, owed by the Company to Hill Electric Supply, Co., Inc., dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.25	Security Agreement by the Company in favor of Scott Schwartz and Hill Electric Supply, Co., Inc., dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.4 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference

10.26	Novation Agreement between the Company, Scott Schwartz, Premier Purchasing and Marketing Alliance LLC and Hill Electric Supply, Co., Inc., dated January 19, 2017	Filed with the SEC on January 25, 2017, as Exhibit 10.5 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.27	Non-Recourse Secured Convertible Promissory Note in the amount of $300,000, owed by the Company to Rob Estell, dated January 20, 2017	Filed with the SEC on January 31, 2017, as Exhibit 10.1 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.28	Security and Pledge Agreement by the Company in favor of Rob Estell, dated January 20, 2017	Filed with the SEC on January 31, 2017, as Exhibit 10.2 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.29	Consulting Agreement with Rob Estell, dated January 24, 2017	Filed with the SEC on January 31, 2017, as Exhibit 10.3 to our Current Report on Form 8-K filed on the same date, and incorporated herein by reference
10.30	Form of Lock-Up Agreement	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2017
10.31	Securities Purchase Agreement, dated as of May 17, 2018, between ProBility Media Corporation and each purchaser identified on the signature pages thereto (the “Purchasers”).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 23, 2018
10.32	Form of 10% Original Issue Discount 5% Senior Convertible Note issued by ProBility Media Corporation to each of the Purchasers.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 23, 2018
10.33	Form of Common Stock Purchase Warrant issued by ProBility Media Corporation to each of the Purchasers.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 23, 2018
10.34	Form of Security Agreement	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 23, 2018
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer	Filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	Filed herewith.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: June 19, 2018
/s/ Evan Levine
Evan Levine,
President and Chief Executive Officer
(Principal Executive Officer)

