Form 10-Q
period 2018-07-31
Probility Media Corp
filed 2018-10-26
CIK 1530981

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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

(281) 806-5000
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

As of October 22, 2018, there were 110,651,221 shares of the issuer's common stock, par value $0.001, outstanding.

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

ProBility Media Corporation

ProBility Media Corporation

Consolidated Balance Sheets

	July 31,	October 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash	$255,282	$388,085
Accounts receivable, net	1,120,214	908,163
Inventory	565,623	771,149
Other current assets	158,227	6,500
Total current assets	2,099,346	2,073,897

Property, plant, and equipment, net	1,327,983	159,641
Intangible assets, net	639,442	806,346
Security deposit	7,500	7,500
Goodwill	2,537,550	967,015
Other assets	155,500	–

Total Assets	$6,767,321	$4,014,399

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Current portion of acquisition notes payable	$556,718	$131,926
Current portion - lease payable	15,821	13,837
Accounts payable and accrued expenses	3,017,513	1,855,324
Accrued expenses – related parties	902,641	416,972
Deferred revenue	48,808	–
Current portion of convertible notes payable, net of discount of $1,689,404 and $213,077, respectively	2,970,227	640,123
Current portion of notes payable, net of discount of $1,006,106 and $281,589, respectively	2,736,877	1,526,615
Total current liabilities	10,248,605	4,584,797

Long-term liabilities:
Security deposit	122,979	7,000
Lease payable	39,571	51,697
Shareholder advance	92,550	93,050
Convertible notes payable, net of discount of $162,942 and $114,937, respectively	140,058	107,863
Notes payable, net of discount of $0 and $0, respectively	845,053	–
Derivative liabilities	4,553,365	–
Acquisition notes payable, net of current portion	125,000	368,540
Contingent liability	493,080	493,080
Total long-term liabilities	6,411,656	1,121,230
Total liabilities	16,660,261	5,706,027

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 67,835,142 and 52,764,720 issued and outstanding as of July 31, 2018 and October 31, 2017, respectively	67,836	52,765
Additional paid in capital	6,476,102	5,160,319
Accumulated deficit	(16,436,878)	(6,904,712)
Total stockholders' deficit	(9,892,940)	(1,691,628)

Total Liabilities and Stockholders' Deficit	$6,767,321	$4,014,399

The accompanying notes are an integral part of these consolidated financial statements.

ProBility Media Corporation
Consolidated Statements of Operations

For the Three and Nine Months Ended July 31, 2018 and 2017

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2018	2017	2018	2017
Revenue	$2,703,470	$3,043,449	$10,456,581	$5,972,276
Cost of sales	2,282,483	2,007,006	6,917,350	4,019,633
Gross profit	420,987	1,036,443	3,539,231	1,952,643

Operating expenses:
General and administrative expenses	2,336,408	3,074,108	7,674,051	5,890,264
Total operating expenses	2,336,408	3,074,108	7,674,051	5,890,264

Operating loss	(1,915,421)	(2,037,665)	(4,134,820)	(3,937,621)

Other income (expense):
Discount amortization	(1,015,730)	(276,336)	(1,283,512)	(301,601)
Interest expense	(1,410,078)	(102,260)	(5,061,114)	(215,531)
Other income	25,009	–	123,538	–
Other expenses	(85,840)	–	(147,686)	–
				–
Gain (loss) on debt extinguishment	(47,808)	–	(97,528)	82,240
Change in derivative liability	971,933	250,556	1,068,956	136,703
Total other income (expenses), net	(1,562,514)	(128,040)	(5,397,346)	(298,189)

Loss before income taxes	(3,477,935)	(2,165,705)	(9,532,166)	(4,235,810)
Income tax expense (benefit)	–	–	–	–
Net loss	$(3,477,935)	$(2,165,705)	$(9,532,166)	$(4,235,810)

Net loss per common share, basic and diluted	$(0.06)	$(0.04)	$(0.17)	$(0.09)

Weighted average number of common shares outstanding, basic and diluted	57,583,991	49,127,229	55,822,315	45,504,292

The accompanying notes are an integral part of these consolidated financial statements.

Probility Media Corporation
Consolidated Statements of Cash Flows

For the Nine Months Ended July 31, 2018 and 2017

(Unaudited)

	2018	2017
Cash Flows from Operating Activities:
Net loss	$(9,532,166)	$(4,235,810)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	262,014	193,785
Bad debt expense	142,838	31,305
Share-based compensation	392,766	2,382,834
Amortization of debt discount	860,997	301,601
Impairment expense	–	387,696
Interest expense relating to the initial valuation of derivative liability	2,677,936	–
Change in derivative liability	1,068,956	(136,703)
Gain on debt extinguishment	–	(82,240)
Changes in operating assets and liabilities:
Accounts receivable	204,960	(675,013)
Inventory	382,944	205,649
Other assets	93,652	(17,661)
Accounts payable and accrued expenses	898,172	689,258
Accounts payable – related parties	294,122	73,985
Deferred revenue	48,808	–
Net cash used in operating activities	(2,204,001)	(881,314)

Cash Flows from Investing Activities:
Net cash paid for business acquisitions	(437,203)	(9,425)
Advances to cost method investee – related parties	–	(123,672)
PP&E purchases	(216,857)	(19,019)
Net cash used in investing activities	(654,060)	(152,116)

Cash Flows from Financing Activities:
Payments on convertible notes payable	(2,377,869)	(60,000)
Proceeds from convertible note payable	4,531,395	606,000
Payments on lease payable	(52,128)	(4,832)
Proceeds from sale of common stock	–	441,500
Payments on debt issuance costs	(97,750)	–
Payments on acquisition notes payable	(68,748)	(19,380)
Proceeds from notes payable	6,058,275	2,192,138
Payments on notes payable	(5,307,917)	(1,949,837)
Net cash provided by financing activities	2,725,258	1,205,589

Net change in cash	(132,803)	172,159
Cash at beginning of period	388,085	68,369
Cash at end of period	$255,282	$240,528

Supplemental Cash Flow Disclosure:
Interest paid	$192,465	$181,243
Taxes paid	$–	$–

Common stock issued for stock payable	$–	$60,287
Common stock issued upon conversion of convertible notes payable	$–	$168,626
Discount on convertible notes from beneficial conversion features	$–	$745,000
Common stock issued and issuable for business acquisitions	$850,612	$–
Common stock issued for training materials	$100,000	$–
Warrants issued as debt issuance cost on convertible notes	$213,921	$–
Common stock issued as debt issuance cost	$393,820	$–
Original issue discount on convertible notes	$400,050	$–

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

ProBility is an Education Technology (EdTech) company that provides education and training for a wide range of industrial trades. The Company utilizes innovation through technology to educate, train and continually develop skill sets for skilled trades such as electricians, plumbers, crane operators, riggers, HVAC, and construction and contractor certification with immersive experiences utilizing virtual reality (VR), augmented reality (AR) and mixed reality (MR) technologies. The Company also offers interactive e-Learning courses that encompass 2D and 3D digital animation for many industries.

ProBility operates 5 different e-commerce websites, and has physical facilities in five different locations geared towards vocational trades and training. The Company operates under the brand names of the Company’s subsidiaries, Brown, Brown Technical, One Exam Prep, NEWP, W Marketing, Disco, and North American Crane Bureau.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended July 31, 2018 are not necessarily indicative of the final results that may be expected for the year ended October 31, 2018. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2017 included in the Company’s Form 10-K filed with the SEC. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the overall quality of the receivable portfolio along with specifically-identified customer risks. The Company has an allowance for doubtful accounts of $199,432 and $68,990 as of July 31, 2018 and October 31, 2017, respectively.

Inventory

Inventory, which consists of finished goods, is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. During the three months ended July 31, 2018, the Company evaluated its business operations and the costs associated with maintaining a large and diverse inventory. In order to reduce costs, the Company changed its business model from one in which it carried a wide range of products to one in which it carries little or no inventory and orders products for drop shipment from its suppliers as it receives paid orders from its customers. The Company moved fulfillment of orders from its Houston office to Amazon.com. The Company reduced its inventory on hand and disposed of $628,669 of slow-moving inventory. The Company did not realize any income from the disposal of inventory. The Company has no inventory reserve as of July 31, 2018 and October 31, 2017.

Advertising Costs

The Company expenses advertising costs as incurred and recorded $100,563 and $128,550 during the three months ended July 31, 2018 and 2017, respectively and $531,468 and $661,033 for the nine months ended July 31, 2018 and 2017, respectively.

Fair Value of Financial Instruments

The Company believes that the fair value of its financial instruments comprising cash, accounts payable, notes payable, and convertible notes approximate their carrying amounts. As of July 31, 2018 and October 31, 2017, the Company had no Level 1 or Level 2 financial assets or liabilities, and Level 3 financial liabilities consisted of the Company’s derivative liability as of July 31, 2018.

The following table presents the fair value measurement information for the Company as of July 31, 2018:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$4,553,365	$–	$–	$4,553,365

The following table presents the fair value measurement information for the Company as of October 31, 2017:

	Carrying Amount	Level 1	Level 2	Level 3

Derivative liability	$–	$–	$–	$–

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

The Company’s assumptions and estimates are based upon comparable market data and information obtained from management and the management of the acquired companies. The Company allocates goodwill to the reporting units of the business that are expected to benefit from the business combination.

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

Loss per Share

Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the three and nine months ended July 31, 2018 and 2017, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be antidilutive. For the nine months ended July 31, 2018, the Company had 33,000 common stock warrants outstanding, at an exercise price of $6.00 per share, expiring on August 31, 2020, 2,032,526 common stock warrants outstanding, at an exercise price of $0.45 per share, expiring on November 3, 2020, 3,733,500 common stock warrants outstanding, at an exercise price of $0.175 per share, expiring on January 19, 2021, 5,555,557 common stock warrants outstanding, at an exercise price of $0.175 per share, expiring on May 16, 2023, and 356,430,602 shares related to convertible notes payable that were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive. For the nine months ended July 31, 2017 the Company had 33,000 common stock warrants outstanding, at an exercise price of $6.00 per share, expiring on August 31, 2020.

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

Revenue Recognition: In May 2014, the FASB issued an accounting standard update which provides for new revenue recognition guidance, superseding nearly all existing revenue recognition guidance. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration which the vendor expects to receive for those goods or services. The new standard is expected to require significantly more judgment and estimation within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. The new standard is also expected to significantly increase the financial statement disclosure related to revenue recognition. This standard is currently effective for the Company on November 1, 2018 (the first quarter of the Company’s fiscal year ending October 31, 2019) using one of two methods of adoption, subject to the election of certain practical expedients: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) modified retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures.

The Company is continuing to evaluate the expected impact of this standard on the Company’s financial statements and currently plans to adopt the standard using the modified retrospective method. The Company has not assessed the impact of this standard on its financial statements.

Leases: In February 2016, the FASB issued an accounting standard update which requires balance sheet recognition of a lease liability and a corresponding right-of-use asset for all leases with terms longer than twelve months. The pattern of recognition of lease related revenue and expenses will be dependent on its classification. The updated standard requires additional disclosures to enable users of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This standard is effective for the Company on November 1, 2019 with early adoption permitted; adoption is on a modified retrospective basis. The Company is still evaluating the anticipated impact of this standard on its financial statements.

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

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a cumulative net loss since inception of $16,436,878, negative working capital of $8,149,259 and has required additional capital raises, debt issuances and credit card advances to support its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern for at least the next twelve months. The Company’s continuation as a going concern is dependent upon its ability to create positive cash flows from operations and its ability to continue receiving capital from shareholders and other related parties and obtain financing from third parties. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment

Property and equipment consists of the following:

	July 31,	October 31,
	2018	2017
Equipment	$159,655	$68,182
Web sites	195,226	60,343
Leasehold improvements	31,626	19,002
Office equipment	77,539	98,213
Software	146,825	41,661
Vehicles	52,413	–
Land	200,000	–
Building	684,694	–
Property and equipment	1,547,978	287,401
Less: accumulated depreciation	(219,995)	(127,760)
Property and equipment, net	$1,327,983	$159,641

Depreciation expense for the nine months ended July 31, 2018 and 2017, is $92,235 and $21,615, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of July 31, 2018, and October 31, 2017:

July 31, 2018
Asset	Useful life (yr)	Cost	Accumulated Amortization	Carrying Value

Customer Relationships	3-5	$482,875	$161,768	$321,107
Copyrights	5	73,000	22,338	50,662
Trade Names	4	327,000	110,452	216,548
Non-Compete	5	75,000	23,875	51,125
Totals		$957,875	$318,433	$639,442

October 31, 2017
Asset	Useful life (yr)	Cost	Accumulated Amortization	Carrying Value

Customer Relationships	3-5	$480,000	$72,235	$407,765
Copyrights	5	73,000	11,488	61,512
Trade Names	4	327,000	52,306	274,694
Non-Compete	5	75,000	12,625	62,375
Totals		$955,000	$148,654	$806,346

Amortization expense for the nine months ended July 31, 2018 and 2017 is $169,779 and $172,169, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of July 31, 2018 and October 31, 2017, total advances from certain officers, directors and shareholders of the Company were $92,550 and $93,050, respectively, which was used for payment of general operating expenses. The related parties advances have no conversion provisions into equity, are due on demand and do not incur interest.

On January 30, 2017, the Company borrowed $70,000 from a trust related to Richard Corbin, the former Vice Chairman of the Board. The loan was originally due on February 10, 2017, at which time the Company was to repay the loan and $1,000 of interest. The loan has been amended and the maturity date was extended to June 2020. As of July 31, 2018 and October 31, 2017, the outstanding balance was $45,000.

The Company uses credit cards of related parties to pay for certain operational expenses. The Company has agreed to pay the credit card balances, including related interest. As of July 31, 2018 and October 31, 2017, the Company has outstanding balances on these credit cards of $902,641 and $416,972, respectively.

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following unsecured notes:

	July 31,	October 31,
	2018	2017
Note payable dated September 9, 2016, bearing interest at 14.9% per annum, due April 2018, at which time it was paid in full.	$–	$160,912

Note payable dated May 14, 2015 bearing interest at 18% per annum, due September 2018, guaranteed by the officers of the Company. The note is in default at July 31, 2018, which had no impact on the interest rate.	89,847	72,104

Note payable dated October 23, 2014, bearing interest at 10% per annum and due in August 2017. This note was renewed at maturity and the due date was extended to August 2018, at which time it was paid in full.	204,054	9,019

Note payable dated March 16, 2015 bearing interest at 9%, due September 30, 2018. The note is in default at July 31, 2018, which had no impact on the interest rate.	51,000	51,000

Note payable dated January 1, 2017 bearing interest at 8%, due September 30, 2017. The note is secured by the membership interest of Premier Purchasing and Marketing Alliance, LLC held by the Company. The note is in default; however, no notice of default has been received at the date of filing.	50,000	50,000

Note payable dated January 1, 2017 bearing interest at 0.0%, due in three installments ending March 31, 2017. This note was paid in full.	–	50,000

Non-interest bearing note payable dated January 1, 2017, due on March 1, 2017. The note is secured by the membership interest of Premier Purchasing and Marketing Alliance, LLC held by the Company, which has a net book value of $210,388. The note is in default; however, no notice of default has been received at the date of filing.	36,830	36,830

Note payable dated January 17, 2017 bearing interest at 7%, due January 17, 2018 and guaranteed by the officers of the Company. This note was paid in full at maturity.	–	95,695

Note payable dated March 14, 2017 bearing interest at 9%, due March 14, 2018, at which time it was paid in full.	–	44,212

Note payable dated July 26, 2017 bearing interest at 16.216%, due on July 26, 2018. The note is in default at July 31, 2018, which had no impact on the interest rate.	232,282	158,266

Note payable dated October 2, 2017 with an original principal of $498,750 requiring daily payments of $1,979. The payments are subject to adjustments based on future revenue. A discount of $142,500 was recorded with this issuance of the debt and is being amortized over the life of the note. The note was paid in full.	–	465,107

Note payable dated October 2, 2017 with an original principal of $498,750 requiring daily payments of $1,979. The payments are subject to adjustments based on future revenue. A discount of $142,500 was recorded with this issuance of the debt and is being amortized over the life of the note. The note was paid in full.	–	469,065

Line of credit with a maximum value of $125,000 dated January 4, 2008 bearing interest at the prime rate plus 2%. The line of credit is renewable annually and is due December 31, 2018. The Company expects to renew the line of credit at that time.	21,146	44,269

Note payable dated October 11, 2017 with an original principal of $108,025 requiring daily payments of $450 and due on August 27, 2018. The payments are subject to adjustments based on future revenue. A discount of $33,525 was recorded with this issuance of the debt and is being amortized over the life of the note. The remaining balance of the note was paid in full on August 16, 2018. The Company is currently in default on this note.	8,668	101,725

Note payable dated January 22, 2018, with an original principal of $97,000, bearing interest at 30%, due on January 22, 2019. The Company is currently in default on this note.	75,004	–

Note payable dated January 5, 2018, with an original principal of $32,000, bearing interest at 30%, due on Jan 5, 2019. The Company is currently in default on this note.	17,722	–

Acquired with NACB. Four secured notes payable to acquire vehicles by NACB prior to the acquisition. Interest rates range from 0% to 4.99%. Notes mature from December 2018 to June 2021.	16,149	–

Acquired with NACB. Note payable due to a former shareholder dated February 2, 2015, maturing January 2021 and bearing interest at 1%.	88,848	–

Acquired with NACB. Note payable dated July 28, 2008 secured by the land and building of NACB. The note accrues interest at 8.56% and matures August 5, 2033. The Company is current with its payments on this note.	502,821	–

Acquired with NACB. Note payable dated December 17, 2008 secured by the land and building of NACB. The note accrues interest at 6.30% and matures February 1, 2028.	338,132	–

Acquired with NACB. Line of credit dated March 27, 2015. The note accrues interest at 5.75% and is due upon demand. This note was paid off in September 2018.	56,725	–

Note payable dated June 7, 2018 with an original principal of $45,598 bearing an effect interest rate of 136.47%, due on December 10, 2018 requiring daily payments of $345. A discount of $15,097 was recorded with this issuance of the debt and is being amortized over the life of the note. The Company is currently in default on this note.	32,771	–

Note payable dated March 23, 2018 with an original principal of $291,800 requiring daily payments of $2,918, due September 7, 2018. The payments are subject to adjustments based on future revenue. A discount of $91,800 was recorded with this issuance of the debt and is being amortized over the life of the note. The Company is currently in default on this note.	64,970	–

Note payable dated February 8, 2018 with an original principal of $750,000 requiring weekly payments of $19,950, balance due on February 8, 2019. The payments are subject to adjustments based on future revenue. A discount of $247,500 was recorded with this issuance of the debt and is being amortized over the life of the note. The Company is currently in default on this note.	582,244	–

Note payable dated February 8, 2018 with an original principal of $750,000 requiring weekly payments of $19, balance due on February 8, 2019. The payments are subject to adjustments based on future revenue. A discount of $247,500 was recorded with this issuance of the debt and is being amortized over the life of the note. The Company is currently in default on this note.	582,244	–

Note payable dated April 15, 2018 with an original principal amount of $55,000 and an original issue discount of $5,000. The note is due on May 5, 2018. If the note is not repaid at maturity, interest will accrue at the rate of 20% per annum. This note was not repaid on May 5, 2018 and is therefore accruing interest at 20%. The Company is currently in default on this note.	55,000	–

Note payable dated April 27, 2018 with an original principal of $218,850 requiring daily payments of $2,432, balance due on August 31, 2018. The payments are subject to adjustments based on future revenue. A discount of $68,850 was recorded with the issuance of the debt and is being amortized over the life of the note. The Company is currently in default on this note.	100,016	–

Note payable dated April 27, 2018 with an original principal of $218,850 requiring daily payments of $2,432, balance due on August 31, 2018. The payments are subject to adjustments based on future revenue. A discount of $68,850 was recorded with the issuance of the debt and is being amortized over the life of the note. The Company is in default on this note.	100,017	–

Note payable dated March 8, 2018 with an original principal of $168,950 requiring daily payments of $854, balance due on March 9, 2019. The payments are subject to adjustments based on future revenue. A discount of $13,950 was recorded with the issuance of the debt and is being amortized over the life of the note. The Company is currently in default on this note.	109,339	–

Note payable dated April 2, 2018 with an original principal of $72,000 bearing an effective interest rate of 8%, balance due on April 2, 2019. A discount of $5,760 was recorded with this issuance of the debt and is being amortized over the life of the note. The Company is currently in default on this note.	46,254	–

Note payable dated March 7, 2018 with an original principal of $100,000 requiring daily payments of $1,499, balance due on July 20, 2018. The payments are subject to adjustments based on future revenue. A discount of $45,900 was recorded with the issuance of the debt and is being amortized over the life of the note. The Company is currently in default on this note.	94,934	–

Note payable dated June 25, 2018 with an original principal of $51,840 bearing an effective interest rate of 63.48%, balance due on November 1, 2019. A discount of $15,840 was recorded with the issuance of the debt and is being amortized over the life of the note. The Company is currently in default on this note.	38,880	–

Note payable dated July 5, 2018 with an original principal of $344,700 bearing an effective interest rate of 287.09% due on October 25, 2018 requiring daily payments of $4,310. A discount of $114,770 was recorded with the issuance of the debt and is being amortized over the life of the note. The Company is currently in default on this note.	94,550	–

Note payable dated June 13, 2018 with an original principal of $163,300 bearing an effective interest rate of 137.53% due on December 18, 2018. A discount of $48,300 was recorded with the issuance of the debt and is being amortized over the life of the note. The Company is currently in default on this note.	120,350	–

Note payable dated May 13, 2018 with an original principal of $342,500 bearing an effective interest rate of 109.54% due on January 1, 2019. A discount of $92,500 was recorded with the issuance of the debt and is being amortized over the life of the note. The Company is currently in default on this note.	138,976	–

Note payable dated June 13, 2018 with an original principal of $132,050 bearing an effective interest rate of 86.27% due on April 4, 2019. A discount of $37,050 was recorded with the issuance of the debt and is being amortized over the life of the note. The Company is currently in default on this note.	112,514	–

Note payable dated July 10, 2018 with an original principal of $119,200 bearing an effective interest rate of 286.04% due on November 6, 2018. A discount of $39,200 was recorded with this issuance of the debt and is being amortized over the life of the note. The Company is currently in default on this note.	103,410	–

Note payable dated May 11, 2018 with an original principal of $187,375 bearing an effective interest rate of 367.45% due on August 3, 2018. A discount of $62,375 was recorded with the issuance of the debt and is being amortized over the life of the note. The Company is currently in default on this note.	39,967	–

Note payable dated May 11, 2018 with an original principal of $187,375 bearing an effective interest rate of 186.78% due on October 26, 2018. A discount of $62,375 was recorded with the issuance of the debt and is being amortized over the life of the note. The Company is currently in default on this note.	56,209	–

Note payable dated May 3, 2018 with an original principal of $342,500 bearing an effective interest rate of 90.67% due on March 21, 2019. A discount of $92,500 was recorded with the issuance of the debt and is being amortized over the life of the note. The Company is currently in default on this note.	282,430	–

Note payable dated June 4, 2018 with an original principal of $57,200 bearing an effective interest rate of 146.18% due on December 6, 2018. A discount of $17,200 was recorded with this issuance of the debt and is being amortized over the life of the note. The Company is currently in default on this note.	43,733	–

Total notes payable	4,588,036	1,808,204
Less: net discount on notes payable	(1,006,106)	(281,589)
Less, current portion	(2,736,877)	(1,526,615)
Long term portion of notes payable	$845,053	$–

Effective September 27, 2018, the Company reached a settlement agreement with 11 out of 13 merchant cash advance lenders included in notes payable that called for the note holders to waive penalties and legal fees due under the note agreements and to accept a modified repayment plan as further discussed in footnote 15.

NOTE 8 – ACQUISITION NOTES PAYABLE

Notes payable related to certain acquisitions consists of the following:

	July 31,	October 31,
	2018	2017
Note payable dated June 22, 2017 bearing interest at 8% per annum, due August 22, 2018 with monthly principal and interest payments totaling $3,306 beginning August 22, 2017. The notes are to the former owners of W Marketing. The Company is in default on these notes.	$12,686	$56,250

Note payable dated July 31, 2017, bearing interest at 6% per annum and due November 30, 2019 with monthly principal and interest payments totaling $4,153 beginning November 1, 2017. The notes are to the former owner of Cranbury. The Company is in default on this note.	78,871	100,000

Notes payable dated January 31, 2014 bearing interest at 8%, due February 1, 2019 with monthly principal and interest payments totaling $4,629. The notes are due to the former owners of Brown Book Store. The Company is in default on these notes.	340,161	344,216

Notes payable dated January 30, 2018 bearing interest at 1.68%, due in two equal installments on the first and second anniversary of the purchase of NACB. The note is due to the former owners of NACB.	250,000	–

Total acquisition notes payable	681,718	500,466
Less: acquisition notes payable current portion	(556,718)	(131,926)
Long term portion of acquisition notes payable	$125,000	$368,540

NOTE 9 – CONVERTIBLE NOTES PAYABLE

	July 31,	October 31,
Description	2018	2017
On August 20, 2015, the Company executed a convertible note payable to Typenex Co-Investment, L.LC. in the original principal amount of $247,000 for net proceeds of $220,000, payable on March 31, 2018 bearing interest at 10% per annum. This note is convertible into the Company’s common stock at $7.50 per share unless the market capitalization of the Company falls below $15,000,000, at which point the conversion price will equal the market price of the Company’s common stock on the date of conversion. On October 29, 2015, the market capitalization of the Company fell below $15,000,000 and the variable conversion feature became permanent. The note is unsecured. On May 12, 2017 the note holder sold this note to an unrelated third party. The note was paid in full during the first quarter of 2018.	$–	$125,000

During the year ended October 31, 2016, the Company sold convertible promissory notes in aggregate amount of $87,000 to three investors. During the nine months ending July 31, 2017, the Company sold an additional note with a face value of $50,000. The notes bear interest at 10% per annum and may be converted into the common stock of the Company upon the completion of a capital raise of $500,000 by December 31, 2016 (a “Qualified Raise”). The notes may be converted into common stock at 75% of the price of the capital raised in the Qualified Raise. On December 31, 2016, notes with a principal and accrued interest balance of $88,626 were converted into 709,008 shares of the Company’s common stock. The remaining note was due on December 31, 2017 and is in default.	50,000	50,000

On January 20, 2017, the Company executed a non-interest-bearing convertible note in the original principal amount of $300,000, payable on January 20, 2018. The note is convertible into the Company’s common stock at $0.50 per share, no earlier than one year from the date of the note. The note is secured by the membership units of One Exam Prep, LLC held by the Company, which have a net book value of $399,118. The holder has not yet requested a conversion. The Company is in default on this note.	300,000	300,000

In June 2017, the Company sold convertible notes payable of $356,000 to 8 investors. The notes bear interest at 15%, are due in one year and are convertible at $0.15 per share. In connection with the issuance, the Company recorded a discount of $356,000 from the beneficial conversion feature that will be amortized over the life of the note. As of the date of this filing, one note in the amount of $20,000 has been converted, notes with a principal balance of $336,000 are due as of this filing.	356,000	356,000

In June 2017, the Company sold a convertible note payable of $200,000 to an investor. The note bears interest at 12% and is due in June 2020 and is convertible at $0.25 per share. The Company is obligated to make monthly principal and interest payments of $2,000 per month to the note holder. In connection with the issuance, the Company recorded a discount of $184,000 from the beneficial conversion feature that will be amortized over the life of the note.	200,000	200,000

On June 18, 2017, the former Vice Chairman of the Board, who holds a $45,000 note dated January 30, 2017, with the Company agreed to convert the principal balance on his note into a convertible note that bears interest at 12% and is due in June 2020 and is convertible at $0.25 per share. The Company is obligated to make monthly principal and interest payments of $500 per month to the note holder. The Company is in default on this note.	45,000	45,000

On November 3, 2017, along with several institutional accredited investors, the Company completed a first closing of its promissory notes. Additional details are below. The Company is in default on these notes.	1,511,336	–

On January 29, 2018, along with several institutional accredited investors, the Company completed a second closing of its promissory notes. Additional details are below. The Company is in default on these notes.	1,270,072	–

On May 18, 2018, along with several institutional accredited investors, the Company completed a bridge financing of its promissory notes. Additional details are below.	972,223	–

On June 21, 2018, the Company issued a convertible note payable to an institutional accredited investor bearing interest at 8% and convertible at a price equal to 61% of the average of the lowest three trading prices of the Company’s common stock during the fifteen day trading period ending on the latest complete trading day prior to the conversion date. The note is due June 21, 2019. The Company recorded a discount of $158,000 on the note, which is being amortized over the term of the note.	158,000	–

On July 20, 2018, the Company issued three convertible notes payable to institutional accredited investors bearing interest at 8% and convertible at a price equal to 61% of the average of the lowest three trading prices of the Company’s common stock during the fifteen day trading period ending on the latest complete trading day prior to the conversion date. The note is due July 20, 2019. The Company recorded a discount of $22,950 on the notes, which is being amortized over the term of the note.	100,000	–

Total convertible notes payable, net	4,962,631	1,076,000
Less: net discount on convertible notes payable, current portion	(1,689,404)	(213,077)
Less: current portion, net of discounts	(2,970,227)	(640,123)
Less: net discount on convertible notes payable, long term portion	(162,942)	(114,937)
Long term portion of convertible notes payable	$140,058	$107,863

First Closing of Amortizable Promissory Note and Warrant Private Placement

On November 3, 2017, pursuant to a Securities Purchase Agreement, dated as of November 3, 2017, with several institutional accredited investors, the Company originally completed a private placement of its original issue discount amortizable promissory notes (referred to as the notes) in the aggregate principal amount of $3,383,325 for net proceeds of $2,900,000. The transaction was structured in two tranches. The investors funded notes with a face value of $1,633,325 and net proceeds of $1,400,000 at the first closing of the private placement on November 6, 2017, and agreed to fund the remaining notes with a face value of up to $1,750,000 and net proceeds of up to $1,500,000 at a second closing to occur 45 to 90 days after the first closing, subject to the satisfaction of certain closing conditions including the execution of definitive documents to effect the consummation of a contemplated acquisition transaction. Subsequently, the Securities Purchase Agreement was amended such that the face value of the notes at the second closing was $1,166,725, and the net proceeds were $1,000,000. See below. Each note was issued at a price equal to 85% of its principal amount, or $3,000,000 in aggregate purchase price. The notes mature on July 3, 2019 (18 months after the date of their issuance) and do not bear regularly scheduled interest. The Company also agreed to issue 227,250 shares of its common stock, having a fair market value of $140,895 as a debt discount and will be amortized over the life of the note, to the investors and to issue warrants to purchase up to 3,888,886 shares of the Company’s common stock at a price of $0.45 per share (See Note 12). The warrants have a five-year term. Warrants to purchase up to 1,814,749 shares of the Company’s common stock were issued in connection with the first closing. The fair value of the warrants of $1,125,094 was recorded as a debt discount and will be amortized over the life of the notes.

Beginning on February 4, 2018 (90 days after the issuance date), the Company is required to make monthly amortization payments, consisting of 1/18th of the outstanding aggregate principal amount, until the notes are no longer outstanding. In June 2018 the Company defaulted on these payments. The investors may elect to receive each monthly payment in cash, or in shares of the Company’s common stock (in-kind) if certain equity conditions are satisfied. The equity conditions require that the Company’s total trading volume in common stock over the 30 days prior to a monthly payment be equal to or greater than ten times the amount of shares derived in the in-kind payment price of the monthly payment. If the equity conditions are satisfied, and the investor elects to receive a monthly payment in common stock, then the shares of common stock to be delivered will be calculated as the amount of the monthly payment divided by the in-kind payment price. The in-kind payment price will be equal to 75% of the lowest three trade prices of the common stock during the 20 trading days immediately preceding the monthly payment date. If an event of default under the notes is in effect, the investors have the right to receive common stock at 65% of the lowest trade price of the common stock during the 20 trading days immediately preceding the monthly payment date.

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

These notes require timely filing of the Company’s periodic reports with the SEC. The Company was in default on these notes when it did not file its Form 10-K on the due date of February 13, 2018 A default notice related to the Company’s filing had not been received and the default will be cured upon filing the delinquent reports. In the event of a default, the interest rate on the note becomes 24% per annum, and the note and all accrued interest become due and payable at 110% of the outstanding principal balance plus accrued interest. In May 2018, the Company received a notice of default, and on May 17, 2018 the Company and the investors entered into a settlement agreement to waive the default in exchange for a 20% increase in the outstanding balance of the notes, the terms of which are discussed above. This penalty interest of $233,345 was recorded as of April 30, 2018.

Bridge Financing

On May 17, 2018, pursuant to a Securities Purchase Agreement, dated as of May 17, 2018, with several institutional investors, the Company completed a private placement of the Company’s 10% original issue discount senior secured convertible promissory notes (referred to as the convertible notes), receiving gross and net proceeds of $972,222 and $875,000, respectively. Each convertible note was issued at a purchase price equal to 90% of its principal amount. The convertible notes mature nine months after the date of their issuance and bear interest at 5% per annum. Investors may convert their convertible notes into shares of the Company’s common stock at any time and from time to time on and after the maturity date at a conversion price of $0.14 per share. In the event of a default under the convertible notes, the conversion price may be reduced to a price equal to 60% of the lowest closing price of the Company’s common stock during the prior 20 trading days. The Company is in default on these notes.

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

In conjunction with the private placement of the Bridge Notes, , in consideration for the waiver of any and all defaults under the First Closing of Amortizable Promissory Note and Warrant Private Placement and Second Closing and Amendment to Securities Purchase Agreement (the Prior Notes), (i) the Company agreed to increase by 20% the principal amount of the Prior Notes held by those investors participating in this private placement, (ii) the Company agreed to fix the conversion price of the Prior Notes at $0.14 per share, and (iii) the Company granted the holders of the Prior Notes a one-time option to convert all of their Prior Notes into shares of the Company’s common stock at $0.10 per share. The principal of the prior notes was increased by $501,122, effective April 30, 2018.

NOTE 10 – CAPITALIZED LEASES

The Company has an obligation under a capitalized lease for certain equipment with a lease term of five years, expiring through May 2021. The capital lease obligation totaled $55,392 as of July 31, 2018 and requires monthly payments of $2,044. Interest is imputed at an average rate of approximately 18.00%. At July 31, 2018, the cost of rental equipment under capital leases amounted to $76,410 and related accumulated depreciation amounted to $40,540. The rental equipment may be purchased at favorable prices by the Company upon expiration of the lease term (generally at the fair market value of the equipment at the expiration of the lease). The liability under each lease is secured by the underlying equipment on the lease.

At July 31, 2018, future minimum lease payments by year and the present value of future minimum capital lease payments are as follows:

Years ending July 31,	Amount
2019	$24,528
2020	24,528
2021	22,567
Total minimum payments	71,623
Less amount representing interest	(16,231)
Present value of minimum lease payments	55,392
Less: current portion	(15,821)
Total long-term portion	$39,571

NOTE 11 – DERIVATIVE LIABILITIES

On November 3, 2017, January 29, 2018, May 17, 2018, June 21, 2018 and July 20, 2018, the Company issued convertible note agreements with a variable conversion feature that gave rise to an embedded derivative instrument (See Note 9). The derivative feature has been valued using a binomial lattice-based option valuation model using holding period assumptions developed from the Company’s business plan and management assumptions and expected volatility from the Company’s stock. Increases or decreases in the Company’s share price, the volatility of the share price, changes in interest rates in general, and the passage of time will all impact the value of the derivative instrument. The Company re-values the derivative instrument at the end of each reporting period and any changes are reflected as changes in derivative liabilities in the consolidated statements of operations. The assumptions used during the three months ending July 31, 2018 are as follows:

July 31, 2018
Market value of common stock on measurement date (1)	$0.0229 - $0.62
Adjusted conversion price (2)	$0.0084
Risk free interest rate (3)	2.15% - 2.35%
Life of the note in months	10 months
Expected volatility (4)	285% - 335%
Expected dividend yield (5)	–

(1)	The market value of common stock is based on closing market price as of initial valuation date and the period end re-measurement.
(2)	The adjusted conversion price is calculated based on conversion terms described in the note agreement.
(3)	The risk-free interest rate was determined by management using the 2-year Treasury Bill as of the respective Offering or measurement date.
(4)	The volatility factor was estimated by management using the historical volatilities of the Company’s stock.
(5)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The following table sets forth the components of changes in the ProBility’s outstanding notes payable and warrants which were deemed derivative financial instruments and the associated liability balance for the periods indicated:

The following table sets forth the change in fair value of the derivative liability:

Date	Description	Derivative Instrument Liability (in thousands)
10/31/17	Balance	–
11/3/17	Value of derivative liability	2,174
1/19/18	Value of derivative liability	1,292
1/31/18	Change in fair value during the three months ended January 31, 2018	(1,620)
1/31/18	Balance of derivative financial instruments liability	1,846

4/30/18	Change in fair value during the 3 months ended April 30, 2018	1,524
4/30/18	Balance	3,370
5/17/18	Value of derivative liability	2,012
6/21/18	Value of derivative liability	140
7/20/18	Value of derivative liability	68
7/31/18	Conversions of convertible notes payable	(64)
7/31/18	Change in fair value during the 3 months ended July 31, 2018	(972)
7/31/18	Balance	$4,554

The initial valuation of the derivative instruments was $3,466,626, of which $1,864,184 was recorded as a debt discount as interest and the remaining balance of $1,602,442 was expensed as interest on the statement of operations. The initial valuation of the derivative instruments issued during the quarter ended July 31, 2018 was $2,219,687, of which $1,180,397 was recorded as a debt discount as interest and the remaining balance of $1,039,290 was expensed as interest on the statement of operations. The valuation of the derivative liability was $4,553,365 and $0 on July 31, 2018 and October 31, 2017, respectively. During the nine months and three months ended July 31, 2018, the Company recognized a gain of $1,068,956 and $971,933, respectively, related to the change in fair value of the derivative.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common stock

In July 2018, the Company issued 166,667 shares of the Company’s common stock, to an investor who, in December 2016, paid $25,000 for 166,667 shares of the Company’s common stock. The shares were not issued at that time due to a clerical error.

In June 2018, the Company issued 6,410 shares of the Company’s common stock to an employee as compensation, having a fair value of $3,000 on the date of issuance.

In June 2018, the Company issued 294,868 shares of the Company’s common stock to a consultant for services rendered, having a fair value of $50,000 on the date of issuance.

In July 2018, the Company issued 300,000 shares of the Company’s common stock to an employee as compensation, having a fair value of $3,000 on the date of issuance.

In July 2018, the Company issued 6,569,343 shares of the Company’s common stock to the former owners of Disco, one of the companies acquired by the Company under the terms of the Stock Purchase Agreement, having a fair value of $370,000 on the date of issuance. The value of the common stock was recorded as part of the acquisition cost of Disco and corresponding future payment was carried on the balance sheet as a contingent liability at the time of the acquisition. During the quarter ending July 31, 2018, the contingent liability was reduced upon the issuance of the common stock.

In July 2018, the Company issued 4,398,484 shares of the Company’s common stock to holders of the November 2017 convertible notes payable upon the conversion of $88,101 in principal.

In January 2017, in conjunction with the acquisition of One Exam Prep, LLC (“OEP”), the Company entered into a compensation agreement with the former owner of OEP, Rob Estell, that called for bonus compensation in the form of shares of the Company’s common stock. The bonus is to be paid in shares of the Company’s common stock without regard to the price of the common stock at the time of issuance. The maximum number of shares that can be earned is 1,000,000 shares. In June 2018, the Company agreed to issue Mr. Estell a total of 1,000,000 shares of the Company’s common stock as satisfaction of this liability. Of this total, 754,862 shares of the Company’s common stock were earned under the agreement and an additional 245,138 were allocated as a bonus. The shares had a fair value of $22,638 on July 31, 2018. The shares have not yet been issued.

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

In connection with the closing of the bridge notes on May 17, 2018, the Company issued 5,555,557 warrants to purchase shares of the common stock at an exercise price of $0.175 per share. The warrants have a term of 5 years.

All warrants are exercisable as of July 31, 2018 and have a weighted average remaining term of 3.57 years. The following table summarizes all stock warrant activity for the nine months ending July 31, 2018:

	Warrants	Weighted - Average Exercise Price Per Share
Outstanding, October 31, 2017	33,000	$6.00
Granted	11,321,583	0.22
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, July 31, 2018	11,354,583	$0.24

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

At the closing of the acquisition, the Company entered into a three-year Consulting Agreement with Ted L. Blanton Sr., the former principal owner and Chief Executive Officer of NACB Group. Mr. Blanton will continue to be the President of the NACB Group subsidiary of the Company. Under the terms of the Consulting Agreement, ProBility agreed to pay Mr. Blanton a consulting fee of $100,000 per year and issue him 1,500,000 shares of ProBility common stock, payable in three equal installments of 500,000 shares on the closing date, 18 months after the closing date and 36 months after the closing date. The first tranche of 500,000 shares was issued on January 18, 2018. The shares issuable to Mr. Blanton are valued at $329,850 and are accounted for as part of the consideration of NACB Group. The1,500,000 shares of ProBility common stock issued and issuable to Mr. Blanton are subject to a lock-up agreement pursuant to which he may not sell or otherwise transfer the shares for one year following the respective share issuance date and is limited during the second year to a monthly sale amount equal to 10% of the daily volume from the prior month. The Consulting Agreement also contains covenants restricting Mr. Blanton from engaging in any activities competitive with the Company or NACB Group during the term of such agreement and prohibiting him from disclosure of confidential information regarding either company at any time.

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

The aggregate consideration for the acquisition of Disco Learning consisted of (a) a cash payment of $100,000 at closing, and (b) the issuance of $350,000 in the form of shares of ProBility common stock in two tranches of $50,000 in shares at closing and $300,000 in shares on the date that is nine months following the closing date, in each case valuing the shares based on the three trading day average closing price per share prior to the applicable payment date (but not at a price of more than $0.50 per share). On January 18, 2018, 230,841 shares were issued in satisfaction of the first tranche of shares due under the Disco Stock Purchase Agreement.

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

In March 2018, the Company issued 486,587 shares of its common stock, having a fair value of $107,000, to Pickwick Capital Partners, LLC and its assignees as an investment banking success based fee for this transaction, which is accounted for as transaction costs related to the Disco acquisition.

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

The following schedule contains pro-forma consolidated results of operations for the nine months ended July 31, 2018 and 2017 as if the acquisitions occurred on November 1, 2016. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on November 1, 2016, or of results that may occur in the future.

	2018		2017
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$10,456,581	$10,456,826	$5,972,276	$11,513,693
Operating loss	(4,134,820)	(4,197,538)	(3,937,621)	(4,319,934)
Net loss	(9,532,165)	(9,594,883)	(4,235,810)	(4,654,031)
Loss per common share-Basic	(0.17)	(0.17)	(0.09)	(0.10)
Loss per common share-Diluted	(0.17)	(0.17)	(0.09)	(0.10)

NOTE 14 – LEASE COMMITMENTS

The Company is obligated under long-term leases for office space that generally provides for annual rent of $155,400 per year. The Company sub-leases a portion of this space to third parties and collects $93,252 per year on the sub leases. For the nine months ended July 31, 2018 and 2017, net rent expense under these lease arrangements was $62,148 and $14,536, respectively.

In addition, the Company leases a suite in a strip center in Florida related to One Exam Prep. The lease expires on July 14, 2025 and has a monthly rent of $6,908 for years one and two. Thereafter, monthly rent increases 3% per year for years three through seven.

NOTE 15 - SUBSEQUENT EVENTS

Notes payable

In August 2018, the Company issued convertible notes payable to five accredited institutional investors totaling $125,000. The notes bear interest at 8%, are due in 6 months and are convertible at $0.02 per share. In conjunction with the issuance of the convertible notes, the Company issued warrants to purchase 6,250,000 shares of the Company’s common stock at a price of $0.02. The warrants have a five-year term.

In September 2018, the Company issued convertible notes payable to five accredited institutional investors totaling $200,000. The notes bear interest at 8%, are due in 6 months and are convertible at the lower of $0.02 per share or 60% of the lowest closing price in the prior 20 trading days. In conjunction with the issuance of the convertible notes, the Company issued warrants to purchase 10,000,000 shares of the Company’s common stock at a price of $0.02. The warrants have a five-year term.

MCA Settlement Agreement

In September 2018, the Company entered into three settlement agreements with the merchant cash advance lenders (the Lenders) with whom it has defaulted (the Settlement Agreements). One of the Settlement Agreements covers 9 of the 13 Lenders. Each of the other two Settlement Agreements covers one Lender. Accordingly, we have reached an agreement with 11 of the 13 Lenders. The terms of the Settlement Agreements call for the Lenders to waive penalty charges, such as increases in principal balances and payment of legal fees, and accept payment in the form of a combination of cash and/or cash and preferred stock. The balance due to the 13 Lenders was $1,916,900 at July 31, 2018. The Company will have to raise additional capital in order to satisfy these commitments.

Common Stock

Subsequent to quarter end, convertible note holders converted $159,120 of principal and $3,748 of interest payable into 42,816,079 shares of the Company’s common stock.

Preferred Stock

In October 2018, the Company issued 3,000 shares of Series A Convertible Preferred Shares (the Shares) to the members of the executive management as compensation. Each issued and outstanding Share is entitled to the number of votes equal to the result of: (i) the number of shares of common stock of the Company (the Common Shares) issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Shares issued and outstanding at the time of such vote. The Shares shall vote together with the holders of Common Shares as a single class.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other “ forward-looking ” information. The words “ believe, ” “ intend, ” “ plan, ” “ expect, ” “ anticipate, ” “ estimate, ” “ project, ” “ goal ” and similar expressions identify such a statement was made, although not all forward-looking statements contain such identifying words. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the risks discussed in this and our other SEC filings. We do not promise to or take any responsibility to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements except as required by law. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

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

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “ Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2017, as amended, and the unaudited consolidated financial statements included in this quarterly report.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the nine months ended July 31, 2018, above.

Unless the context requires otherwise, references to the “ Company, ” “ we, ” “ us, ” “ our, ” “ Probility ” and “ Probility Media ” refer specifically to Probility Media Corporation and its wholly and majority owned subsidiaries.

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

Results of Operations

	For the Three Months Ended July 31,		Increase
Statement of Operations Data:	2018	2017	(Decrease)
Revenue	$2,703,470	$3,043,449	$(339,979)
Cost of sales	2,282,483	2,007,006	275,477
Total operating expenses	2,336,408	3,074,108	(737,700)
Other income (expense)	(1,562,514)	(128,040	(1,434,474)
Net income (loss)	$(3,477,935)	$(2,165,705)	$(1,312,230)

	For the Nine months Ended July 31,		Increase
Statement of Operations Data:	2018	2017	(Decrease)
Revenue	$10,456,581	$5,972,276	$4,484,305
Cost of sales	6,917,350	4,019,633	2,897,717
Total operating expenses	7,674,051	5,890,264	1,783,787
Other (expense)	(5,397,345)	(298,189)	(5,099,156)
Net income (loss)	$(9,532,165)	$(4,235,810)	$(5,296,355)

During the three months ending July 31, 2018 the Company exhausted its sources of debt financing and was unable to close on an anticipated equity infusion. As a result, in June 2018, the Company made changes in its operations including the following: 1) changed its method of selling most compliance materials from a system of fulfilling its own orders out of the Houston location and carrying a large amount of inventory, to a strictly web-based, just in time operation that included moving fulfillment to Amazon.com. Inventory and fulfillment of compliance materials related to courses offered by the Company were moved to our Florida offices; 2) laid off the staff in Houston related to customer service, order fulfillment and shipping; 3) changed the credit policies across the Company to require that any special orders be paid for at the time of purchase; and, 4) wrote off slow moving and obsolete inventory of $628,669, which is included in cost of sales. Accordingly, the Company stopped offering terms for special orders.

The following summary of our results of operations, for the three and nine months ended July 31, 2018 and 2017 are as follows:

For the three months ended July 31, 2018 compared to the three months ended July 31, 2017

Revenue

Revenue decreased $339,979 from $3,043,449 for the three months ended July 31, 2017 to $2,703,470 for the three months ended July 31, 2018. The decrease was due to the following: 1) change in credit terms requiring payment in advance for all special orders, and 2) reduced advertising expenditures both of which combined to produce a negative impact on sales.

Cost of sales

Cost of sales increased $275,477, from $2,007,006 for the three months ended July 31, 2017 to $2,282,483 for the three months ended July 31, 2018 primarily due 1) to the write off slow moving and obsolete inventory of $628,669, which is included in cost of sales, as a result of efforts by the Company to dispose of inventory items that it no longer sells or carries in inventory. These items were carried in inventory as part of the Company’s strategy to be the go-to provider of out of print and out of date, but useful, codes, standards and technical manuals. As inventory carrying costs have increased, the Company has abandoned this strategy and written off the corresponding inventory; and a $353,000 decrease in cost of sales due to decreased revenue, offsetting the inventory write-off.

Gross profit

Gross profit decreased $615,456, from $1,036,443 for the three months ended July 31, 2017 to $420,987 for the three months ended July 31, 2018 primarily due to the write off slow moving and obsolete inventory of $628,669, which is included in cost of sales.

General and administrative expenses

General and administrative expenses decreased $737,700 from $3,074,108 for the three months ended July 31, 2017 to $2,336,408 for the three months ended July 31, 2018. The decrease was due to decreases in the following categories: advertising of $28,000 as the result of cost cutting efforts, $1,272,000 of share based compensation as a result of share based compensation recognized in the prior year and a smaller amount in the current year; legal of $43,000 due to reduced used of attorneys during the period; decrease in stock holder services of $22,000 due to reduced number of stock based transactions and the associated costs associated with them; and, increases in salaries of $472,000 as the result of the acquisitions completed during prior quarters which added 20 employees; rent of $84,000 as the result of the acquisitions completed during the prior quarter which added additional rented office locations, travel and entertainment of $62,000 due to additional travel incurred as we expanded operations around the United States and Caribbean Ocean through our Cranbury subsidiary and $26,000 in bad debt expense due to an increase in our allowance of doubtful accounts as a result of a corporate account that became uncollectible during the quarter.

Other income and expense

Interest expense increased $1,307,818, from $102,260 for the three months ended July 31, 2017 to $1,410,078 for the three months ended July 31, 2018, due to higher levels of borrowing during the three months ended July 31, 2018 compared to the same period in the prior year. Gain on debt extinguishment decreased $47,808 due to the effect of repayments of convertible debt. The change relating to the mark to market for the derivative liability increased by $721,377 due to the price volatility of the Company’s common stock. Amortization of note discount increased $739,394 due to the amortization of original issued discounts associated with borrowings made during the three months ended July 31, 2018.

Net income or loss

Net loss for the three months ended July 31, 2018 increased $1,312,230, from a net loss of $2,165,705 for the three months ended July 31, 2017, to a net loss of $3,477,935 for the three months ended July 31, 2018 primarily due to lower sales and increases in other expense of $1,435,000.

For the nine months ended July 31, 2018 compared to the nine months ended July 31, 2017

Revenue

Revenue increased $4,484,305 from $5,972,276 for the nine months ended July 31, 2017 to $10,456,581 for the three months ended July 31, 2018. The increase was due to sales of $1,700,000 from companies that were acquired since January 31, 2017, and sales of $2,780,000 from companies that were acquired since January 31, 2018.

Cost of sales

Cost of sales increased $2,897,717, from $4,019,633 for the nine months ended July 31, 2017 to $6,917,350 for the nine months ended July 31, 2018. Cost of sales are variable with sales. The increase was due to an increase in cost of sales of $1,250,000 from our legacy compliance materials operations, an increase in cost of sales of $1,020,000 from our operations that were acquired since January 1, 2018, and due to the write off slow moving and obsolete inventory of $628,669, which is included in cost of sales, as a result of efforts by the Company to dispose of inventory items that it no longer sells or carries in inventory. These items were carried in inventory as part of the Company’s strategy to be the go-to provider of out of print and out of date, but useful, codes, standards and technical manuals. As inventory carrying costs have increased, the Company has abandoned this strategy and written off the corresponding inventory.

Gross profit

Gross profit increased $1,586,588, from $1,952,643 for the nine months ended July 31, 2017 to $3,539,231 for the nine months ended July 31, 2018. The increase in gross profit was due to increased sales generated from the net sales and cost of goods sold of products of the companies acquired since January 31, 2017 of $1,800,000, an increase of $1,700,000 in gross profit from companies we acquired since January 1, 2018, a decrease in gross profit of $1,285,000 from our legacy compliance materials operations, and due to the write off slow moving and obsolete inventory of $628,669, which is included in cost of sales, as a result of efforts by the Company to dispose of inventory items that it no longer sells or carries in inventory. These items were carried in inventory as part of the Company’s strategy to be the go-to provider of out of print and out of date, but useful, codes, standards and technical manuals. As inventory carrying costs have increased, the Company has abandoned this strategy and written off the corresponding inventory.

General and administrative expenses

General and administrative expenses increased $1,783,787 from $5,890,264 for the nine months ended July 31, 2017 to $7,674,051 for the nine months ended July 31, 2018. The increase was due to increases in the following categories: advertising of $170,000 as the result of increased efforts to attract customers to our web sites, credit card processing costs of $119,000 due to higher sales volume and credit card transaction volume, commissions of $87,000, bad debt expense of $112,000 due to the higher volume of sales, loan fees of $87,000, dues and subscriptions of $66,000, insurance expense of $142,000, payroll of $1,937,000 primarily due to the cost of employees associated with the companies we have acquired since January 1, 2018 and employees added through acquisitions, rent of $242,000 and utilities of $67,000 as the result of the acquisitions completed during the quarter which added additional rented office locations, travel and entertainment of $190,000 due to additional travel incurred as we expanded operations around the United States and Caribbean Ocean through our Cranbury subsidiary, accounting fees of $146,000, legal fees of $180,000, consulting fees of $554,000 for web development, marketing and other consulting, $68,000 in depreciation and amortization as a result of intangible assets added as a result of acquisitions during the period; $63,000 in repairs and maintenance due to the increased number of locations and equipment added through acquisitions during the period, $34,000 in health insurance expense, and decreases of $388,000 in impairment costs related to patents owned that no longer hold value to the Company; $1,990,000 in share based compensation due to the granting of fewer share grants to consultants and employees, and $12,000 in royalties.

Other income and expense

Interest expense increased $4,845,583, from $215,531 for the nine months ended July 31, 2017 to $5,061,114 for the nine months ended July 31, 2018, due to a $500,000 interest penalty incurred because of the default on our November 2017 and January 2018 financing agreements, interest expense relating to the initial valuation of derivative liability of $1,602,442, and higher levels of borrowing during the nine months ended July 31, 2018 compared to the same period in the prior year. Loss on debt extinguishment changed $179,768 because of repayments on convertible debt on the derivative liability related to that debt. The change relating to the mark to market for the derivative liability increased by $932,253, from a gain of $136,703 during the nine months ended July 31, 2017 to a gain of $1,068,956 during the nine months ended July 31, 2018 due to the price volatility of the Company’s common stock. Amortization of note discount increased $981,910, from $301,601 for the nine months ended July 31, 2017 to $1,283,511 for the nine months ended July 31, 2018 due to the amortization of original issued discounts associated with borrowings made during the nine months ended July 31, 2018.

Net income or loss

Net loss for the year increased $5,296,355, from a net loss of $4,235,810 for the nine months ended July 31, 2017, to a net loss of $9,532,165 for the nine months ended July 31, 2018 primarily due to increased other expense of $5,100,000.

Plan of Operations

The Company is an Education Technology (EdTech) company in the business of education and training for a wide range of industrial trades. The Company utilizes innovation through technology to educate, train and continually develop skill sets for skilled trades such as electricians, plumbers, crane operators, riggers, HVAC, and construction and contractor certification. ProBility is disrupting the way industrial education and training are delivered by replacing conventional methodologies with immersive experiences utilizing virtual reality (VR), augmented reality (AR) and mixed reality (MR) technologies. The Company also offers interactive e-Learning courses that encompass 2D and 3D digital animation for many industries.

Moving forward the Company intends to grow the Company into one of the leading eLearning companies through both organic growth and strategic acquisitions. Organic growth is expected through efforts of:

•	Investing in original AR/VR training courses for the existing Digital Learning fields of study; and

•	Investing in the private label content, particularly with AR/VR product line-ups; and

•	Improving efficiencies in staffing, process, inventory management and margins; and

•	Expanding our corporate sales and marketing team to support AR/VR service and product lines and expand our online footprint as well as design international courses on other languages; and

•	Expand partnerships with industry organizations.

Management is currently pursuing acquisitions and strategic partnerships. Our target revenue range has historically been between $1 million and $5 million of annual revenue. Our framework reflects a disciplined approach to capital investment in three core areas of growth:

•	Digital learning content provided in core areas of our target industries; and

•	Key technologies with proven teams; and

•	Training providers with significant customer bases and revenue with deep industry relationships and connections.

ProBility’s vision as we grow is to offer more technology and immersive experiences for the training of industrial workers. The Company supports and services the individual tradesman, small business owner and its employees as well as enterprise customers with end to end offerings linking digital innovation with content IP and scalable platforms. The Company can support a customer throughout their entire career beginning with exam preparation and testing, electronic skills training on heavy equipment, navigating the written and practical examination process and offering continuing education as well as provide compliance requirements and solutions including technical codes and standards.

ProBility is actively participating in large global markets for corporate education and training in the industrial trades and construction where technology is not currently pacing with growth of the industries. The global market for employer-based training is over $300 billion. ProBility operates 5 different e-commerce websites, and has physical facilities in five different locations geared towards vocational trades and training. ProBility has been growing via both organic growth and acquisitions and strategically seeks out targets that can offer synergies and cash flow with its current portfolio of holdings. The Company operates under the brand names of the Company’s subsidiaries, Brown Technical, Brown Technical Publishing, One Exam Prep, NEWP, W Marketing, Disco, Cranbury International, and North American Crane Bureau.

•	The Company operates Brown Technical Publishing in Houston, Texas which creates and sells compliance and other materials for the skilled trades such as codes and standards, practice aids and study materials.

•	The Company operates One Exam Prep in Coconut Creek, Florida that educates and trains individuals to become certified as general and other types of contractors. On January 26, 2017, the Company acquired 100% of the membership units of One Exam Prep, LLC, (“One Exam”) a Florida limited liability company. The acquisition of One Exam was effective January 1, 2017. One Exam operates three companies under the One Exam Prep banner that sell materials for contractors and electricians:

■	National Electrical Wholesale Providers, which was acquired by the Company on January 19, 2017.

■	W Marketing, which was acquired by the Company on June 22, 2017.

■	The Company also offers NASCLA contractor certification courses through Contractors Preps. The Company began offering these certification courses in August 2017.

•	The Company operates North American Crane Bureau in Lake Mary, Florida and Pasadena, Texas which educates and trains individuals to operate an assortment of different cranes. We offer simulators on many types of cranes and a course that is founded on virtual reality in which the student can practice crane maneuvers from the comfort of a safe environment. On January 30, 2018, the Company acquired 100% of the outstanding shares of North American Crane Bureau Group, Inc. (“NACB”). The acquisition of NACB Group was effective November 1, 2017.

•	The Company operates Cranbury International in Montpellier, New Hampshire which exports academic publishing materials from Europe and imports the products to Latin America. On July 31, 2017, the Company acquired 100% of the outstanding shares of Cranbury Associates, LLC (“Cranbury”) a Vermont limited liability company. The acquisition of Cranbury was effective May 1, 2017.

•	The Company operates Disco Learning Media which educates students and corporate enterprises on changes in the energy sector. On January 30, 2018, the Company acquired 100% of the outstanding shares of Disco Learning Media Inc. (“Disco”). The acquisition of Disco was effective January 1, 2018.

•	In November 2017, the Company has entered into a partnership with Visyon Technologies, headquartered in Barcelona, Spain with staff in London, England and Lisbon, Portugal. VISYON’s leadership in the successful implementation of innovative enterprise solutions through emerging technologies is present in some of ProBility’s product lines.

•	In June 2017, the Company has entered into a partnership with Industrial3D, headquartered in Tulsa, Oklahoma. Industrial3D proves the digital animation present in some of ProBility’s product lines.

ProBility currently has over fifteen thousand corporate customers and over twenty five thousand individuals as customers, for a total of over forty thousand customers across multiple industries and geographies. The Company provides technical professionals with the information and continuous training required to more effectively design products and construct and complete engineering projects. The Company’s product offerings include content on millions of engineering and technical standards, codes, specifications, handbooks, reference books, journals, and other scientific and technical documents. The Company’s e-Learning division offers courses that provide 2D, 3D and virtual reality based course offerings. The Company is also an independent provider of print and electronic codes and standards used by engineers and tradesmen to ensure that they are following the national and local building and industrial codes as they perform their jobs. The Company sells individual print and electronic versions of individual codes and subscriptions to sets of codes. The Company also sells aids and guides that assist engineers and tradesmen in the performance of their jobs. We publish some of our own content and resell the content of independent third parties.

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

Liquidity and Capital Resources and Going Concern

The Company had total assets of $6,767,321 as of July 31, 2018, including $2,100,000 of current assets, $3,180,000 of goodwill and intangible assets, net, relating to acquisitions (as defined and described in Note 5 to the unaudited financial statements included in “Part I – Financial Information” - “Item 1. Financial Statements”), $1,328,000 of net property and equipment and $156,000 in other assets.

Our decrease in cash of $130,000 can be attributed to the timing of working capital needs. Our total liabilities increased $11,000,000 primarily due to an increase in current liabilities of $5,600,000, the issuance of notes payable, the assumption of $1,440,000 in notes payable related to the acquisition of NACB, and increase in derivative liability of $4,550,000.

The Company had total liabilities of $16,660,261 as of July 31, 2018, which included $10,200,000 of current liabilities. Included in current liabilities was $900,000 owed to related parties and $6,200,000 owed in notes payable, net. The amount owed to related parties consists of costs for the reimbursements for the purchase of inventory and providing working capital that were paid for with the personal credit cards of several of the shareholders. Notes payable are discussed in greater detail under Notes 7, 8, and 9 of our unaudited financial statements included herein under “Part I – Financial Information” - “Item 1. Financial Statements”.

The Company has negative working capital of $8,150,000 as of July 31, 2018 and had net cash used in operations of $2,200,000 for the nine months ended July 31, 2018.

The Company has funded operations through the issuance of convertible notes payable, short term credit card debt and advances against future credit card receipts. In August 2018, the Company issued convertible notes payable to five accredited institutional investors totaling $125,000. The notes bear interest at 8%, are due in 6 months and are convertible at $0.02 per share. In conjunction with the issuance of the convertible notes, the Company issued warrants to purchase 6,250,000 shares of the Company’s common stock at a price of $0.02. The warrants have a five-year term. In September 2018, the Company issued convertible notes payable to five accredited institutional investors totaling $200,000. The notes bear interest at 8%, are due in 6 months and are convertible at the lower of $0.02 per share or 60% of the lowest closing price in the prior 20 trading days. In conjunction with the issuance of the convertible notes, the Company issued warrants to purchase 10,000,000 shares of the Company’s common stock at a price of $0.02. The warrants have a five-year term. We plan to raise additional capital by the end of calendar year 2018 to fund ongoing operations and planned acquisitions. We intend to fund acquisitions primarily through the sale of our common stock and other convertible securities.

Our unaudited consolidated financial statements as of July 31, 2018 were prepared under the assumption that we will continue as a going concern for the next twelve months. We have experienced a significant working capital deficiency, significant losses from operations and need to raise additional funds to meet obligations and sustain our operations. These conditions raise substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash flows

The Company had $2,204,001 of net cash used in operating activities for the nine months ended July 31, 2018, which mainly included net loss of $9,532,166, share based compensation of $392,766, change in derivative liability of $2,144,450, interest expense relating to the initial valuation of derivative liability of $1,602,442, depreciation and amortization of $262,014, bad debt expense of $142,838, amortization of debt discount of $860,997, an increase in accounts payable and accrued expenses of $1,192,294, decreases in accounts receivable of $204,960 and inventory of $382,944, a decrease in other current assets of $93,652, and an increase of $48,808 in deferred revenue.

The Company had $654,060 of net cash used in investing activities for the nine months ended July 31, 2018, which was due to net cash of $437,203 paid for the acquisitions of NACB and Disco (as described in greater detail in Note 13 to the unaudited financial statements included herein), and purchases of property and equipment of $216,857.

The Company had $2,725,258 of net cash provided by financing activities for the nine months ended July 31, 2018, which was mainly due to $4,531,395 of proceeds from the sales of convertible notes payable, $6,058,275 of proceeds from notes payable, $2,377,869 of repayments of convertible notes, $12,128 of payments on capitalized leases, $97,750 of payments on debt issuance costs, $68,748 of payments on acquisition notes payable, and $5,307,917 of repayments of notes payable.

Working Capital

	July 31, 2018	October 31, 2017	Increase (Decrease)
Current assets	$2,099,346	$2,073,897	$25,449
Current liabilities	10,248,605	4,584,797	5,663,808
Working capital (deficit)	$(8,149,259)	$(2,510,900)	$(5,638,359)

Equity

In July 2018, the Company issued 166,667 shares of the Company’s common stock, to an investor who, in December 2016, paid $25,000 for 166,667 shares of the Company’s common stock. The shares were not issued at that time due to a clerical error.

In June 2018, the Company issued 6,410 shares of the Company’s common stock to an employee as compensation, having a fair value of $3,000 on the date of issuance.

In June 2018, the Company issued 294,868 shares of the Company’s common stock to a consultant for services rendered, having a fair value of $50,000 on the date of issuance.

In July 2018, the Company issued 300,000 shares of the Company’s common stock to an employee as compensation, having a fair value of $3,000 on the date of issuance.

In July 2018, the Company issued 6,569,343 shares of the Company’s common stock to the former owners of Disco, one of the companies acquired by the Company under the terms of the Stock Purchase Agreement, having a fair value of $370,000 on the date of issuance. The value of the common stock was carried on the balance sheet as a contingent liability at the time of the acquisition.

In July and August 2018, holders of the November 2017 convertible note converted $159,120 of principal and $3,748 of interest payable into 42,816,079 shares of the Company’s common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of July 31, 2018, management assessed the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d) and 15d-15(f)) during the three months ended July 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are currently in default on our November 2017 senior secured notes and our January 2018 secured notes.

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

Dated: October 25, 2018
/s/ Evan Levine
Evan Levine,
President and Chief Executive Officer
(Principal Executive Officer)

